Form 10-Q
period 2021-03-31
Goldenbridge Acquisition Ltd
filed 2021-05-17
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-40132

GOLDENBRIDGE ACQUISITION LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15/F, Aubin House 171-172 Gloucester Road Wanchai, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

(86) 186-0217-2929
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, no par value, one Redeemable Warrant to acquire one-half of one Ordinary Share, and one Right to acquire one-tenth (1/10) of an Ordinary Share	GBRGU	NASDAQ Capital Market
Ordinary Shares	GBRG	NASDAQ Capital Market
Warrants	GBRGW	NASDAQ Capital Market
Rights	GBRGR	NASDAQ Capital Market

As of May 14, 2021, there were 7,566,250 Company’s ordinary shares, no par value, issued and outstanding.

GOLDENBRIDGE ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2021	June 30, 2020
ASSETS
Current asset - cash	$1,235,643	$76,317
Cash and investments held in trust account	57,501,092	-

TOTAL ASSETS	$58,736,735	$76,317

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities and other payable	$5,000	$6,410
Amounts due to related parties	9,981	79,532

Total current liabilities	14,981	85,942
Warrant liabilities	8,210,000	-
Deferred underwriting compensation	2,012,500	-

TOTAL LIABILITIES	10,237,481	85,942

Commitments and contingencies

Ordinary shares, subject to redemption: 4,349,842 shares as of March 31, 2021 (at redemption value of $10.00 per share)	43,499,246	-

Shareholders’ equity (deficit):
Ordinary shares; no par value; unlimited shares authorized; 3,187,658 and 1,437,500 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively (excluding 4,349,842 and 0 shares subject to redemption)	5,486,160	25,000
Accumulated other comprehensive income	1,092	-
Accumulated deficit	(487,244)	(34,625)

Total shareholders’ equity (deficit)	5,000,008	(9,625)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$58,736,735	$76,317

See accompanying notes to unaudited condensed financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2021	Nine months ended March 31, 2021	Period from August 12, 2019 (inception) through March 31, 2020
General and administrative expenses	$(201,018)	$(432,619)	$-

Other expense:
Change in fair value of warrant liabilities	(20,000)	(20,000)	-

NET LOSS	$(221,018)	$(452,619)	$-

Other comprehensive income:
Unrealized gain on available-for-sale securities	1,092	1,092	-

COMPREHENSIVE LOSS	$(219,926)	$(451,527)	$-

Basic and diluted weighted average shares outstanding	1,962,294	1,609,961	1,437,500

Basic and diluted net loss per share	$(0.11)	$(0.28)	$-

See accompanying notes to unaudited condensed financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2021
	Ordinary shares		Accumulated other		Total shareholders’
	No. of shares	Amount	comprehensive income	Accumulated deficit	(deficit) equity
Balance as of January 1, 2021	1,437,500	$25,000	$-	$(266,226)	$(241,226)

Sale of units in initial public offering	5,750,000	50,080,000	-	-	50,080,000
Sale of units to the founder in private placement	350,000	2,730,000	-	-	2,730,000
Sale of unit purchase option	-	100	-	-	100
Offering costs	-	(3,849,694)	-	-	(3,849,694)
Initial classification of ordinary shares subject to possible redemption	(3,661,688)	(36,616,880)			(36,616,880)
Change in fair value of ordinary shares subject to possible redemption	(688,154)	(6,882,366)	-	-	(6,882,366)
Unrealized holding gain on available-for-sales securities	-	-	1,092	-	1,092
Net loss	-	-	-	(221,018)	(221,018)

Balance as of March 31, 2021	3,187,658	$5,486,160	$1,092	$(487,244)	$5,000,008

	Nine months ended March 31, 2021
	Ordinary shares		Accumulated other		Total shareholders’
	No. of shares	Amount	comprehensive income	Accumulated deficit	(deficit) equity
Balance as of July 1, 2020	1,437,500	$25,000	$-	$(34,625)	$(9,625)

Sale of units in initial public offering	5,750,000	50,080,000	-	-	50,080,000
Sale of ordinary shares to the founder in private placement	350,000	2,730,000	-	-	2,730,000
Sale of unit purchase option	-	100	-	-	100
Offering costs	-	(3,849,694)	-	-	(3,849,694)
Initial classification of ordinary shares subject to possible redemption	(3,661,688)	(36,616,880)	-	-	(36,616,880)
Change in fair value of ordinary shares subject to possible redemption	(688,154)	(6,882,366)	-	-	(6,882,366)
Unrealized holding gain on available-for-sales securities	-	-	1,092	-	1,092
Net loss	-	-	-	(452,619)	(452,619)

Balance as of March 31, 2021	3,187,658	$5,486,160	$1,092	$(487,244)	$5,000,008

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2020
	Ordinary shares		Shares		Total
	No. of shares	Amount	subscription receivable	Accumulated deficit	shareholders’ deficit
Balance as of January 1, 2020	1,437,500	$25,000	$(25,000)	$-	$-

Balance as of March 31, 2020	1,437,500	$25,000	$(25,000)	$-	$-

	Nine months ended March 31, 2020
	Ordinary shares		Shares		Total
	No. of shares	Amount	subscription receivable	Accumulated deficit	shareholders’ deficit
Balance as of August 12, 2019	-	$-	$-	$-	$-

Issuance of ordinary shares to the founder	1,437,500	25,000	(25,000)	-	-

Balance as of March 31, 2020	1,437,500	$25,000	$(25,000)	$-	$-

See accompanying notes to unaudited condensed financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended	Period from August 12, 2019 (inception) through
	March 31, 2021	March 31, 2020
Cash flow from operating activities
Net loss	$(452,619)	$-

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	20,000	-

Change in operating assets and liabilities:
Decrease in accrued liabilities	(1,410)	-

Net Cash used in operating activities	(434,029)	-

Cash flows from investing activities
Proceeds deposited in Trust Account	(57,500,000)	-

Net cash used in investing activities	(57,500,000)	-

Cash flows from financing activities
Proceeds from sale of unit purchase option	100	-
Proceeds from public offering	57,500,000	-
Proceeds from private placements to related party	3,500,000	-
Payments of offering costs	(1,837,194)	-
Repayments of amounts due to related parties	(69,551)	-

Net cash provided by financing activities	59,093,355	-

NET CHANGE IN CASH	1,159,326	-

Cash, beginning of period	76,317	-

Cash, end of period	$1,235,643	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Initial classification of ordinary shares subject to possible redemption	$36,616,880	$-
Changes in value of ordinary shares subject to possible redemption	$6,882,366	$-
Deferred offering costs paid by a related party	$74,945	$-
Accrued underwriting compensation	$2,012,500	$-
Unrealized holding gain on available-for-sales securities	$1,092	$-
Change in fair value of warrant liabilities	$20,000	$-

See accompanying notes to unaudited condensed financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Goldenbridge Acquisition Limited (the “Company” or “we”, “us” and “our”) is a newly organized blank check company incorporated on August 12, 2019, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on opportunities in the artificial intelligence and any other related technology innovations market in North America.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Public Offering as described below. The Company has selected June 30 as its fiscal year end.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 5) was declared effective by the United States Securities and Exchange Commission (“SEC”) on March 1, 2021. The Company consummated the Public Offering on March 4, 2021 of 5,000,000 units at $10.00 per unit (the “Public Units’). Subsequently, on March 9, 2021, the underwriters exercised the option in full of 750,000 units at a price of $10.00 per unit. Concurrently with the Public Offering, the Company sold to Cross Wealth Investment Holding Limited (the “Sponsor”) 350,000 private units at a price of $10.00 per unit and sold to Maxim Group LLC for $100 an option to purchase 287,500 units at an exercise price of $11.50 per unit. The Company received net proceeds of approximately $59,162,906 (which includes deferred underwriting commissions of $2,012,500). Transaction costs amounted to $1,837,194, consisting of $1,437,500 of underwriter’s fees and $399,694 of other offering costs.

Trust Account

Upon the closing of the Public Offering and the private placement, $57,500,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company, LLC acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial business combination within the required time period and (ii) the redemption of 100% of the outstanding public shares if the Company has not completed an initial business combination in the required time period. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

Business Combination

Pursuant to Nasdaq listing rules, the Company’s initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although the Company may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company currently anticipates structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses.

The Company may, however, structure a business combination where the Company merges directly with the target business or where the Company acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company will either seek shareholder approval of any business combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “ Distinguishing Liabilities from Equity.” The Company will proceed with a business combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the business combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted are voted in favor of the business combination.

In connection with any shareholder vote required to approve any business combination, the Initial Shareholders have agreed (i) to vote any of their respective shares, including the ordinary shares sold to the Initial Shareholders in connection with the organization of the Company, ordinary shares included in the Private Units sold in the Private Placement, and any ordinary shares which were initially issued in connection with the Public Offering, whether acquired in or after the effective date of the IPO, in favor of the initial business combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

Liquidation

If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, it will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipates that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC on the effective date of the Registration Statement, in order to extend the time available for the Company to consummate the initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete the initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form S-1 for the fiscal year ended June 30, 2020, filed with the SEC on September 4, 2020.

●	Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and June 30, 2020.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Cash and investments held in trust account

At March 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

●	Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of March 31, 2021, the Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control. 4,349,842 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

●	Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Fair value of financial instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and trust accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

●	Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “ Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at March 31, 2021 and June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 287,500 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2021, investment securities in the Company’s Trust Account consisted of $57,498,275 in United States Treasury Bills and $2,817 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying March 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2021 are as follows:

	Carrying Value as of March 31, 2021 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of March 31, 2021 (unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$57,497,183	$1,092	$57,498,275

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 4 – INITIAL PUBLIC OFFERING

On March 4, 2021, the Company sold 5,000,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, no par value per share (the “Public Shares”), one right (the “Public Rights”) and one redeemable warrant (the “Public Warrants”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a business combination. In addition, the Company has granted Maxim Group LLC, the underwriter of the Public Offering, a 45-day option to purchase up to 750,000 Public Units solely to cover over-allotments. On March 9, 2021, the underwriters exercised the option in full of 750,000 units at a price of $10.00 per unit.

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Rights will expire and be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of an initial Business Combination, the Management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights will be based on the closing price paid by investors.

The Company paid an upfront underwriting discount of $1,437,500 (2.5%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee of $2,012,500 (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount.

On March 5, 2021, Maxim Group, LLC exercised their right to acquire option to purchase up to a total of 287,500 units at $11.50 per unit for $100.

NOTE 5 – PRIVATE PLACEMENT

Simultaneously with the closing of the Public Offering, the Company consummated a private placement of 350,000 Private Units, at $10.00 per unit, purchased by the Sponsor.

The Private Units are identical to the units sold in the Public Offering except that the private warrants will be non-redeemable and may be exercised on a cashless basis.

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder and Additional Shares

In August 2019, 10,000 shares were sold. In September 2020, the Company issued another 1,427,500 ordinary shares resulting in an aggregate of 1,437,500 ordinary shares (the “Founder Shares”) outstanding to our initial shareholders, for an aggregate purchase price of $25,000, or approximately $0.017 per share. All share and per share information have been retroactively adjusted to reflect the share split. In January 2021, the Sponsor transferred 300,000 of its insider shares to Golden Bridge Holding, LLC, 606,061 shares to Scienjoy Inc., 30,000 shares to Lucky Link International Limited and 60,606 shares to Can Wu.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until (1) with respect to 50% of the founder shares, the earlier of six months after the completion of a Business Combination and the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the founder shares, six months after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Amounts due to related parties

As of March 31, 2021 and June 30, 2020, the balances due to related parties were $9,981 and 79,532, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from June 1, 2020, to pay Golden Bridge Capital Limited, which is also owned by Mr. Jining Li, the Company’s director and also the affiliate of the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s business combination or the liquidation of the trust account to public shareholders.

Related Party Extensions Loan

The Company will have until 12 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipates that the Company may not be able to consummate the initial Business Combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LCC, in order to extend the time available for the Company to consummate the initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the initial Business Combination, or, at the lender’s discretion, converted upon consummation of the Business Combination into additional private units at a price of $10.00 per unit.

Director’s Remuneration

The Company is obligated, commencing from June 1, 2020, to pay Yongsheng Liu, which is the Company’s CEO, a monthly fee of HK$50,000 for his service to the Company.

NOTE 7 – SHAREHOLDER’S EQUITY

Ordinary shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 3,187,658 ordinary shares issued and outstanding (excluding 4,349,842 shares subject to redemption).

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all ordinary shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of a Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 8 – WARRANT LIABILITIES

Warrants

A summary of warrants activity since inception through March 31, 2021 is as follows:

	Number of shares	Weighted average life
Public warrants assumed from the Company’s initial Public Offering in March 2021	5,750,000
Private warrants assumed from the Company’s private placement in March 2021	350,000
Balance of warrants outstanding as of March 31, 2021	6,100,000	5 years

The Public Warrants will become exercisable on the later of the completion of an initial business combination and one year from the effective date of the registration statement filed in the Public Offering. The Public Warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the initial business combination, or earlier upon redemption.

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees. Additionally, because the Private Units are issued in a private transaction, the Sponsor and its permitted transferees will be allowed to exercise the Private Warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 9 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the assessment of the assumptions that market participants would use in pricing the asset or liability.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$57,501,092	$57,501,092	$-	$-

Liabilities:
Warrant liabilities	8,210,000	-	-	8,210,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheet.

Initial Measurement

The Company established the initial fair value for the warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a binomial model for Public Warrants and Black-Scholes model for Private Warrants. The Company allocated the proceeds received from (i) the sale of Public Units and (ii) the sale of Private Units, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as ordinary shares subject to possible redemption, and ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

March 4, 2021 (Initial measurement)
Input
Share price	$10.00
Risk-free interest rate	0.77%
Volatility	56%
Exercise price	$11.50
Warrant life	5 years

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Warrants as Mach 31, 2021 is classified Level 3 due to the use of unobservable inputs. As of March 31, 2021, the aggregate value of the Private Warrants and Public Warrants was $0.78 million and $7.4 million, respectively. The change in fair value from March 4, 2021 to March 31, 2021 was approximately $20,000.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3. Level 3 financial liabilities consist of the Private Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights pursuant to the registration rights agreement signed on the effective date of the Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Deferred Underwriter Compensation

The Company is committed to pay the Deferred Discount of 3.5% of the gross offering proceeds, in the amount of $2,012,500 of the Public Offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a Business Combination.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the unaudited condensed financial statements. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Goldenbridge Acquisition Limited. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Cross Wealth Investment Holding Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on August 12, 2019 and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On March 4, 2021, the Company consummated its initial public offering of 5,000,000 Unit. Subsequently, on March 9, 2021, the underwriters exercised the option in full of 750,000 units, which was consummated on March 11, 2021. Each Public Unit consists of one ordinary share of the Company, no par value per share (the “Public Shares”), one right (the “Public Rights”) and one redeemable warrant (the “Public Warrants”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $5,750,000. Simultaneously with the closing of the initial business combination, the Company consummated the Private Placement of 350,000 units at a price of $10.00 per Private Unit, generating total proceeds of $3,500,000. A total of $57,500,000 of the net proceeds from the sale of Public Units in the initial business combination (including the over-allotment option units) and the Private Placements were placed in a trust account established for the benefit of the Company’s public shareholders. The Company incurred $1,837,194 in initial public offering related costs, including $1,437,500 of underwriting fees and $399,694 of initial public offering costs.

We will not issue fractional shares. As a result, one must (1) exercise warrants in multiples of two warrants, at a price of $11.50 per full share, to validly exercise the warrants; and (2) hold rights in multiples of 10 in order to receive shares for all of the rights upon closing of a business combination.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial business combination and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to March 4, 2021 was in preparation for the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three and nine months ended March 31, 2021, we had a net loss of $221,018 and $452,619, respectively, which was comprised of interest and dividend income and general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $1,235,643. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

On March 4, 2021, we consummated the initial public offering of 5,000,000 Public Units at a price of $10.00 per unit, generating gross proceeds of $50,000,000. Subsequently, on March 9, 2021, the underwriters exercised the option in full of 750,000 units at a price of $10.00 per unit, generating gross proceeds of $7,500,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 350,000 Private Units, at a price of $10.00 per unit, generating gross proceeds of $3,500,000.

Following the initial public offering and the exercise of the over-allotment option, a total of $5,750,000 was placed in the Trust Account. We incurred $1,837,194 in initial public offering related costs, including $1,437,500 of underwriting fees and $399,694 of initial public offering Costs.

We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on June 1, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation. Also, we are committed to the below:

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company is committed to pay the Deferred Discount of 3.5% of the gross offering proceeds, in the amount of $2,012,500 of the Public Offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at March 31, 2021 and June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 287,500 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of the IPO held in the trust account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were ineffective as a result of our restatement of our balance sheet as of March 4, 2021 to reclassify our public warrants and private warrants as derivative liabilities.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued balance as of March 4, 2021 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 4, 2021, the Company consummated its initial public offering of 5,000,000 Units. Subsequently, on March 9, 2021, the underwriters exercised the option in full of 750,000 units. Each Unit consists of one ordinary share of the Company, no par value per share (the “Public Shares”), one right (the “Public Rights”) and one redeemable warrant (the “Public Warrants”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000. Simultaneously with the closing of the initial public offering, the Company consummated the private placement (“Private Placement”) of 350,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,500,000. The net proceeds from the sale of Units in the initial public offering (including the over-allotment option units) and the Private Placement were placed in a trust account established for the benefit of the Company’s public shareholders.

The Private Units are identical to the units sold in the initial public offering, except that the warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis. Our Sponsor, which purchased all of the Private Units, agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by it in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months from the closing of the public offering (or 21 months, as applicable) unless we provide dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated Additionally, our Sponsor agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

A total of $57,500,000 of the net proceeds from the sale of Units in the initial public offering (including the over-allotment) on March 4, 2021 and March 11, 2021, were placed in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $1,437,500 in underwriting discounts and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of initial business combination) and approximately $399,694 for other costs and expenses related to our formation and the initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENBRIDGE ACQUISITION LIMITED

Date: May 17, 2021		/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer