Form 10-K
period 2021-06-30
Goldenbridge Acquisition Ltd
filed 2021-09-01
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40132

GOLDENBRIDGE ACQUISITION LIMITED

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15/F, Aubin House 171-172 Gloucester Road Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 186-0217-2929

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, no par value, one Redeemable Warrant to acquire one-half of one Ordinary Share, and one Right to acquire one-tenth (1/10) of an Ordinary Share	GBRGU	Nasdaq Capital Market
Ordinary Shares	GBRG	Nasdaq Capital Market
Warrants	GBRGW	Nasdaq Capital Market
Rights	GBRGR	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No ☐

At December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were no public traded. Therefore, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

The number of shares issued and outstanding of the Registrant’s ordinary shares as of August 23, 2021 was 7,566,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GOLDENBRIDGE ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended June 30, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1.	BUSINESS

Introduction

Goldenbridge Acquisition Limited is a British Virgin Islands exempted company incorporated on August 12, 2019 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we currently intend to focus on opportunities in the artificial intelligence and any other related technology innovations market.

On March 4, 2021, the Company consummated the initial public offering (“IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. In addition, the Company sold to Maxim Group LLC (“Maxim”), for $100, an option to purchase up to 375,000 units exercisable at $11.50 per unit, commencing on the later of the consummation of a business combination and six months from the effective date of the Registration Statement.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with our Sponsor of 350,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating gross proceeds of $3,500,000. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, because the Private Units were issued in a private transaction, the initial purchasers and their permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. Such Initial Purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

The underwriters exercised the over-allotment option in full on March 9, 2021, and the closing of the issuance and sale of the additional Units occurred on March 11, 2021. The sale of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000.

A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the private placements on March 4, 2021 and March 11, 2021, were placed in a trust account established for the benefit of the Company’s public shareholders at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination in the required time period. On April 6, 2021, our ordinary shares, warrants and rights underlying the Units sold in our IPO began to trade separately on a voluntary basis.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Management is currently evaluating the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s consolidated financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Management Team

We will seek to capitalize on the comprehensive experience and contacts of our executive officers in consummating an initial business combination. Our management team is comprised of Yongsheng Liu, Chairman and Chief Executive Officer, Yanhong Xue, our Chief Financial Officer, and Ray Chen, our Chief Operating Officer. Our management team brings a wealth of experience in identifying, negotiating with and conducting due diligence on potential candidates for acquisition.

Mr. Liu and Mr. Chen have experience with initial public offerings and business combinations for blank check companies. They have worked together on the formation, initial public offering and business combination for Wealthbridge Acquisition Limited (“Wealthbridge”). Mr. Liu served as Chief Executive Officer and Chairman of Wealthbridge which consummated an initial public offering in February 2019 and closed its business combination with Scienjoy Inc. (“Scienjoy”) in May 2020, and has been serving as vice chairman of Scienjoy’s board of director since May 2020. Mr. Chen served as Chief Operating Officer of Wealthbridge until May 2020 and currently serves as investor relation consultant of Scienjoy.

Mr. Liu has over 10 years of experience in mergers and acquisitions, including cross-border transactions involving the United States and China, which Mr. Liu actively participated in (in a variety capacities) from initial deal sourcing and negotiations through consummation. Mr. Chen also has over 10 years of extensive experience with mergers and acquisitions, especially with respect to target sourcing, deal structuring, and investment relations. Our Chief Financial Officer, Ms. Xue, has over 20 years of extensive experience in financial reporting, financial due diligence, U.S. public companies and post-merger rule compliance and her connections to investments and businesses operated by ethnic minorities in U.S., which we believe, will be a source of potential targets for us.

With a management team with experience in merger and acquisitions for blank check companies, connections to the Asian-American community in the United States, and experience in business development, we believe we can source attractive deals and find compelling investment opportunities from private and public sources to create value for shareholders. See the section titled “Management” for complete information on the experience of our officers and directors.

Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). As more fully discussed in “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under the British Virgin Islands law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

In addition, past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Furthermore, the members of the management team may not remain with us subsequent to the consummation of a business combination.

Competitive Advantages

Experienced Management Team with Proven Track Record

Our management team has a proven track record of successful executing business combination and generating attractive return for investors as evidenced by the completion of business combination between Wealthbridge and Scienjoy in May 2020.

Together with our management team, we believe we have a broad network of contacts and corporate relationship that makes us efficient at:

●	Sourcing and evaluating businesses, and

●	Bridging cultural differences to negotiate and execute a transaction in a timely and professional manner

By leveraging our management team’s industry expertise, performing disciplined due diligence, being cautious downside protection, and providing post-acquisition value-add capabilities, we believe that we will be able to acquire a target business that will achieve significant returns for investors.

Status as a Publicly Listed Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With the funds held in our trust account, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from this offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing.

Acquisition Strategy

Our acquisition strategy will seek to capitalize on M&A and operational expertise and relationship of both our management team and our board of directors, to identify attractive businesses that have capacity to grow rapidly by utilizing a public vehicle. Although we are not limited to any particular industry, we intend to primarily focus on companies operating in the Artificial Intelligence (“AI”) industry. There is no restriction in the geographic location of targets that we can pursue, although we intend to initially prioritize geographic locations in North America, as our officers and directors consist of successful entrepreneurs and senior executives with decades of operating and M&A experiences in the region.

AI has the potential to improve social productivity, bring disruptive changes to people’s production and life including lower labor cost, better products and services, new markets and more employment opportunities and is growing fully commercialized and bring profound changes to all industries. AI technologies have been deployed in financial, healthcare, security and a number of other areas, with widening application scenarios. It is an industry above all industries. Considering the growing impact of AI on social and economic development, US, Asia and European Union have released favorable policies to include AI into national strategies.

Acquisition Criteria

The focus of our management team is to create shareholder value by leveraging its experience to improve the efficiency of the business while implementing strategies to grow revenue and profits organically and/or through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	Niche Deal Size

We intend to acquire companies with enterprise values of between $150 million and $300 million that are preferably already cash-generative. We believe we have greater access to companies within this range and the negotiation process is generally less time consuming than companies that are much larger.

●	Long-term Revenue Visibility with Defensible Market Position

We intend to seek target companies that are at an inflection point, such as those requiring additional management expertise, are able to innovate by developing new products or services, or where we believe we can drive improved financial performance and where an acquisition may help facilitate growth.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to seek target companies that should offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverages our experience. We expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (iv) the prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure will be weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Competitive Weaknesses

We believe our competitive weaknesses to be the following:

Limited Financial Resources

Our financial reserves will be relatively limited when contrasted with those of venture capital firms, leveraged buyout firms and operating businesses competing for acquisitions. In addition, our financial resources could be reduced because of our obligation to convert shares held by our public shareholders as well as any tender offer we conduct.

Lack of experience with blank check companies

Our management team is not experienced in pursuing business combinations on behalf of blank check companies. Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses.

Limited technical and human resources

As a blank check company, we have limited technical and human resources. Many venture capital funds, leveraged buyout firms and operating businesses possess greater technical and human resources than we do and thus we may be at a disadvantage when competing with them for target businesses.

Delay associated with shareholder approval or tender offer

We may be required to seek shareholder approval of our initial business combination. If we are not required to obtain shareholder approval of an initial business combination, we will allow our shareholders to sell their shares to us pursuant to a tender offer. Both seeking shareholder approval and conducting a tender offer will delay the consummation of our initial business combination. Other companies competing with us for acquisition opportunities may not be subject to similar requirement, or may be able to satisfy such requirements more quickly than we can. As a result, we may be at a disadvantage in competing for these opportunities.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following this offering. We intend to utilize cash derived from the proceeds of this offering and the private placement of private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of this offering and the private placement of private units are intended to be applied generally toward effecting a business combination as described in this prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in this offering are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. None of our officers, directors, initial shareholders and other affiliates has engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, share exchange, asset acquisition or other similar business combination with us, nor have we, nor any of our agents or affiliates, been approached by any candidates (or representatives of any candidates) with respect to a possible business combination with our company.

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in this offering to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings which will not commence until after the completion of this offering. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction), except that Yongsheng Liu, our Chief Executive Officer will receive HK$50,000 (or approximately US$6,427 based on an exchange rate of HK$7.78 to US$1.00 on August 23, 2021) per month for his services to us. If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this prospectus, there is no affiliated entity that we consider a business combination target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection for its products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on NASDAQ. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from NASDAQ. If Nasdaq delists our securities from trading on its exchange after this offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 12 months from the closing of this offering (or 21 months if we have extended the period of time as described in this prospectus) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction we could need as little as 56,251 of our public shares (or approximately 1.12% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming the over-allotment option is not exercised and the initial shareholders do not purchase any units in this offering or units or shares in the after-market).

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in this offering or from persons in the open market or in private transactions (other than the private units). However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, LLC on the date of this prospectus, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The conversion rights will be effected under our amended and restated memorandum and articles of association and British Virgin Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to this offering or purchased by them in this offering or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under British Virgin Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 12 months (or 21 months, if we extend the time to complete a business combination as described in this prospectus) from the consummation of this offering, it will trigger our automatic winding up, liquidation and subsequent dissolution pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, LLC on the date of this prospectus, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public rights will expire and will be worthless.

The amount in the trust account under the Companies Law will be treated as funds distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our officers and directors have agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares, private shares in favor of any liquidation and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of this offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be $10.00.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Cross Wealth Investment Holding Limited, which is owned by our director, Jining Li, has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of this offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that he will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.00 due to claims of creditors.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants, rights and unit purchase options and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to Maxim Group LLC upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive office at 15/F, Aubin House, 171-172 Gloucester Road, Wanchai, Hong Kong. The cost for this space is provided to us by Golden Bridge Capital Limited, which is also owned by Mr. Jining Li, the Company’s director and also the affiliate of the sponsor, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

Employees

We have three executive officers, one of whom, Yongsheng Liu, our Chief Executive Officer, is also an employee. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 15/F, Aubin House, 171-172 Gloucester Road, Wanchai, Hong Kong. The cost for this space is provided to us by Golden Bridge Capital Limited, which is also owned by Mr. Jining Li, the Company’s director and also the affiliate of the sponsor, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “GBRGU” on March 2, 2021. The ordinary shares, warrants and rights comprising the units began separate trading on Nasdaq on April 16,2021, under the symbols “GBRG”, “GBRGW” and “GBRGR”, respectively.

Holders of Record

At August 23, 2021, there were 7,566,250 of our ordinary shares issued and outstanding held by nine shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On March 4, 2021, we consummated our IPO of 5,000,000 Units. Subsequently, on March 9, 2021, the underwriters exercised the option in full, and the closing of the issuance and sale of the additional Units of 750,000 occurred on March 11, 2021. Each Unit consists of one Ordinary Share, one warrant entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one Right to receive 1/10 of an Ordinary Share upon the consummation of our initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000. Simultaneously with the closing of the IPO, the Company consummated the private placement of 350,000 units at a price of $10.00 per Private Unit, generating gross proceeds of $3,500,000.

A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placement were placed in a trust account established for the benefit of the Company’s public shareholders.

The private units are identical to the units sold in the IPO except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

We paid a total of $1,437,500  in underwriting discounts and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of business combination) and $399,694 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company incorporated in the British Virgin Islands on August 12, 2019 with limited liability (meaning our public shareholders have no liability, as shareholders of the Company, for the liabilities of the Company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

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

For the years ended June 30, 2021 and 2020, we had a net loss of $819,366 and $34,625, respectively, which was comprised of change in fair value of warrant liabilities, interest and dividend income and general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $754,440. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Following the initial public offering and the exercise of the over-allotment option, a total of $57,500,000  was placed in the Trust Account. We incurred $1,837,194 in initial public offering related costs, including $1,437,500 of underwriting fees and $399,694 of initial public offering costs.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Private Warrants

The Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Black Scholes model.

Unit Purchase Option

The Company sold to Maxim for $100, an option to purchase 287,500 units exercisable, at $11.50 per unit commencing at any time between the first and fifth anniversary of the effective date of the registration statement relating to its initial public offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on March 4, 2026. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The option and the units, as well as the ordinary shares and warrants to purchase ordinary shares that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part or the commencement of sales in the Public Offering pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated prior to March 4, 2022 except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which forms a part with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

Right of First Refusal

Subject to certain conditions, the Company granted Maxim, for a period of 15 months after the date of the consummation of the business combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal, 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at June 30, 2021 and 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 287,500 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the year ended June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. In connection with the preparation of this Form 10-K, we revised our prior position on accounting for public  warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Yongsheng Liu	51	Director, Chief Executive Officer, and Chairman
Yanhong Xue	48	Chief Financial Officer
Ray Chen	55	Chief Operating Officer
Jining Li	63	Director
Kinpui Choi	66	Independent Director
Michael Chen	58	Independent Director
Claude P. Franco	57	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Yongsheng Liu. Mr. Liu has been our Chief Executive Officer and Chairman of our Board since August 2020. Throughout the past 20 years, Mr. Liu has assumed various corporate leadership positions and demonstrated his strong execution ability and in-depth knowledge in private equity and corporate M&A transactions across a wide range of sectors including aviation, consumer, financial institutions, and technology. He served as the chairman and chief executive officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from June 2018 until its business combination with Scienjoy Inc. in May 2020, and currently serves as the vice chairman of Scienjoy’s board since then. From March 2017 to April 2018, Mr. Liu served as chairman and chief executive officer of Royal China Holdings Limited (HKEx: 01683), during which he spearheaded the company’s international growth strategy focused at acquiring targets in aviation industry and finance sector. From the beginning of 2013 to March 2017, Mr. Liu was the chairman of Joy Air General Aviation, chairman of Cambodia Bayon Airlines, vice chairman of Everbright and Joy International Leasing Company, and president of General Aviation Investment Company (Shanghai). From April 2004 to August 2008, Mr. Liu also served as chief strategy officer of United Eagle Airlines (subsequently renamed to Chengdu Airlines). From December 1994 to June 2000, Mr. Liu was a manager of China Southern Airlines responsible for ground staff training. Mr. Liu received his master degree from University of Ottawa in 2002 and his bachelor’s degree from Civil Aviation Univeristy of China in 1992. We believe Mr. Liu is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Ray Chen. Mr. Chen has been our Chief Operating Officer since August 2020. Mr. Chen served as the director and chief operating officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from February 2018 until its business combination with Scienjoy Inc. in May 2020, and currently serves as the investor relation officer of Scienjoy since then. Mr. Chen served as chief executive officer at Fortissimo Film International Ltd., a privately-owned film development and production company from August 2016 till January 2018. From January 2013 to February 2016, Mr. Chen was the chief executive officer of Beijing Galloping Horse Film & TV Production Co., Ltd. From January 2010 to March 2013, Mr. Chen was the head of sales in the Beijing Office of Star Jet Co., Ltd. Prior to his Star Jet experience, Mr. Chen was the executive board member and head of sales in Asia Jet Partners Limited, a privately-owned holding company specializing in general aviation and aircraft leasing. Mr. Chen joined Asia Jet after his service as chief executive officer at ABC International Inc., a business consulting company based in Cleveland, Ohio. Mr. Chen holds a graduate certificate in Marketing from Cleveland State University.

Yanhong Xue. Ms. Xue has been our Chief Financial Officer since August 2020. She is currently serving as a chief financial officer at BIMI International Medical Inc.. since July 2021. Since 2011, Ms. Xue has been a partner of Wall Street CPA Services, LLC, where she provides chief financial officer services and accounting services to Ifresh Inc., XT Energy Group Inc. and several other U.S. public companies, coordinating investors, investment bankers, directors and legal counsels for corporate finance issues, and performing investor relations duties, including networking with investors, presenting and discussing operating results on investor conferences. Ms. Xue worked as a senior manager at Acquavella, Chiarelli, Shuster, Berkower & Co., LLP from September 2007 to October 2010 where she focused on SEC auditing services. She also worked at China Youth Daily as a finance and accounting manager from September 1997 to October 2004. Ms. Xue received her bachelor degree in history and law from Peking University in 1997 and master degree in accounting from State University of New York at Binghamton in 2007.

Jining Li. Mr. Li has served as a Director of our Board since August 2020. Mr. Li served as the director of Wealthbridge Acquisition Limited, a special purpose acquisition company, from June 2018 until its business combination with Scienjoy Inc. in May 2020. Mr. Li is the founder and has acted as the chairman of Star Jet Co., Ltd in Shanghai, China, since May 2011. He also serves as director of Keen Nice Communications Limited since November 2017, HK Karsing Investment Limited since April 2008, and Star Jet (Hong Kong) Limited, since March 2012. Prior to Star Jet, Mr. Li founded United Eagle Airlines as the first non-government-owned airline company in the history of Chinese aviation industry in 2004. From 2004 to 2008, Mr. Li was the chairman of United Eagle Airlines. He served as the chairman of China Internet Investment Finance Holdings Limited (HKEx: 00810) from 2005 to 2007. In 1998, Mr. Li founded Guangdong Ying Lian Tong Telecommunication Services Co., Ltd and served as Chairman until 2004. From 1990 to 1998, Mr. Li served as chairman of Huahui Import and Export Trading Company. From 1988 to 1990, Mr. Li served as a manager in Guangdong Branch of China Council for the Promotion of International Trade. We believe Mr. Li is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Kinpui Choi. Mr. Choi has served as a Director since August 2020. Mr. Choi served as the director of Wealthbridge Acquisition Limited, a special purpose acquisition company, from September 2018 until its business combination with Scienjoy Inc. in May 2020. He has over 26 years of senior management experience in telecommunication industry in Hong Kong, U.S. and China. From 2002 to 2006, he was the president and chief executive officer of Elephant Talk Communications Inc. Mr. Choi founded Elephant Talk Limited in 1994, a wholly-owned subsidiary of Elephant Talk Communications Inc. From April 1994 to August 2002, Mr. Choi was the chief executive officer of Elephant Talk Limited. From January 2013 to September 2018, Mr. Choi served as the independent director of Universal Success Group Limited (HKEx:00487). Previously, he also served as the chairman of ET Network Services Limited (later known as Guangdong Ming Ying Financial Leasing Co Limited), a Hong Kong-based company which specializes in providing telecommunication services in China. We believe Mr. Choi is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Michael Chen. Mr. Chen has served as a Director since August 2020. Since February 2009, Mr. Chen is currently the general partner and chief executive officer of Chen & Associates, an advisory services firm focused on the financial services, media, aviation, and food industries. Mr. Chen co-founded the firm in 1997 and joined full-time in 2013. He also serves as the vice chairman of Grace Farms Foundation (www.gracefarms.org) and as the chairman of The CEO Forum Group (www.theceoforumgroup.com). From 2012-2013, Mr. Chen was a management committee advisor and strategic partner to the chief investment officer at Bridgewater Associates. From 2011-2012, he was the president of NBC News’ Strategic Initiatives Group and served on the board of directors for The Weather Channel. Prior to joining NBC News, he served as the president and chief executive officer of GE Capital’s media, communications, and entertainment business from 2006-2010. He was also the chairman of the board and creator of the Peacock Equity Fund from 2006-2010, which was a digital media fund supported by GE and NBC Universal and later was sold to Comcast in 2011. Mr. Chen started as a financial analyst at IBM in 1985. After spending nine years at IBM in various financial and management positions, he joined GE in 1994 as vice president of risk and portfolio management for GE Capital Aviation Services (“GECAS”), where he was responsible for underwriting and evaluating airline financing deals for North America. He was appointed as senior vice president and general manager, North America of GECAS in 1999. Mr. Chen currently serves as an Emeritus Advisory Council member for the SC Johnson School of Business at Cornell University. In addition, he previously served on the board of The Weather Channel, the Norwalk Community College Foundation, the Diversity Advisory Board at Sodexo Corporation, the Executive Diversity Council of GE, and the Planning Team for Grace Community Church. He was named the top Asian American in business in 2008 by the Asian American Business Development Center, and he was presented with the “Distinguished Service Award” by Norwalk Community College in 2010. Mr. Chen received his bachelor’s degree in electrical engineering from the University of Rochester and an MBA degree in finance from the SC Johnson School of Business at Cornell University. We believe Mr. Chen is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Claude P. Franco. Mr. Franco has served as a Director since August 2020. Mr. Franco is a skilled aircraft and engine leasing executive with airline restructuring and aircraft manufacturing experience. He previously served as a founder of Global Jet Capital, a company that provides leasing/financing solutions to the global private aircraft industry. This company was taken over by the Carlyle Group in 2015. Over the past 25 plus years he has worked at United Technologies Corporation focusing on sikorsky aircraft helicopter design, GECAS where he was responsible for commercial aircraft and commercial engine leasing and airline restructuring worldwide, Gulfstream Aerospace, Guggenheim Partners and White Oak Global Advisors. Mr. Franco’s experience in commercial aircraft leasing and finance, credit analysis, aviation parts (aftermarket and new) and asset management provide him a strong ability to assess existing or start-up leasing businesses. He also has securitized and bought and sold portfolios of aircraft and engines held by leasing companies and airlines. Mr. Franco knows and has relationships with many of the large leasing companies worldwide, aviation parts companies as well as global airlines and aircraft and engine manufacturers. He has strong experience managing through downturns, for example SARS, MERS, 9-11, and COVID-19 pandemic and understands the impact they had (are having) on leases, asset values and parts companies. Mr. Franco has spent a good portion of his career in front of prospective investors explaining aviation opportunities and downturn situations. He has a keen ability to read his audience, understand their concerns and address the risks and mitigants of the aviation leasing and aftermarket businesses. He relies on these credit skills to make potential investors comfortable and successfully negotiate debt lines with lenders. He has experience in negotiating transactions globally and also has experience with US and foreign governments. Mr. Franco has a solid understanding of manufacturing (operational process, contracts, sales, progress payments, etc.) and has negotiated transactions from most all major aircraft manufacturers worldwide. Mr. Franco has held securities and exchange licenses (Series 7 and 63), and has an understanding of the laws of securities and fixed income products. He holds degrees in aeronautical studies with engineering and management focus from Embry-Riddle Aeronautical University and an MBA degree from Emory University. We believe Mr. Franco is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Kinpui Choi, Michael Chen and Claude P. Franco would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Board Committees

The Board has a standing audit, nominating and compensation committee, which were established at the closing of our initial public offering. The independent directors oversee director nominations. Each committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on February 22, 2021.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held one meeting during 2021.

The members of the Audit Committee are Kinpui Choi, Michael Chen, and Claude P. Franco, each of whom is an independent director under NASDAQ’s listing standards. Kinpui Choi is the Chairperson of the audit committee. The Board has determined that both Kinpui Choi qualify as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee held one meeting during 2021.

The members of the Nominating Committee are Kinpui Choi, Michael Chen, and Claude P. Franco, each of whom is an independent director under NASDAQ’s listing standards. Kinpui Choi is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held no meetings during 2021.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Kinpui Choi, Michael Chen, and Claude P. Franco, each of whom is an independent director under NASDAQ’s listing standards. Kinpui Choi is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under British Virgin Islands law, directors owe the following fiduciary duties:

●	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not properly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Individual	Name of Affiliated Company	Affiliation	Priority/Preference relative to Goldenbridge Acquisition Limited
Jining Li	Star Jet Co., Ltd.	Founder and Chairman	Star Jet Co., Ltd.
Michael Chen	Chen & Associates	General Partner and Chief Executive Officer	Chen & Associates
Yanhong Xue	Wall Street CPA Services, LLC	Partner	Wall Street CPA Services, LLC

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officer and Director Compensation

Other than the $10,000 per month administrative fee paid to Golden Bridge Capital Limited, which is also owned by Mr. Jining Li, the Company’s director and also the affiliate of the sponsor, and HK$50,000 (or approximately US$6,451 based on an exchange rate of HK$7.75 to US$1.00 on January 12, 2021) per month has been paid since June, 2020 to Yongsheng Liu, our Chief Executive Officer, for his services to us, no compensation of any kind, including finders, consulting or other similar fees, has been paid or will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All the these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of August 23, 2021 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of August 23, 2021, we had 7,566,250 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of August 23, 2021  and the rights are not convertible within 60 days of August 23, 2021.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Shares of Ordinary Shares
Cross Wealth Investment Holding Limited(2)	470,583	6.22%
Yongsheng Liu(3)	245,250	3.24%
Yanhong Xue	15,000	*
Ray Chen	15,000	*
Jining Li (2)	470,583	6.22%
Kinpui Choi	15,000	*
Michael Chen(4)	15,000	*
Claude P. Franco	15,000	*
Golden Bridge Holding, LLC	300,000	3.96%
Scienjoy Inc.(5)	606,061	8.01%
Lucky Link International Limited	30,000	*
Can Wu	60,606	*
Boothbay Fund Management, LLC(6)	333,317	4.41%
Ari Glass(6)	333,317	4.41%
Space Summit Capital LLC(7)	300,000	3.96%
All directors and officers as a group (7 individuals)	790,833	10.45%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Goldenbridge Acquisition Limited, 15/F, Aubin House, 171-172 Gloucester Road, Wanchai, Hong Kong.

(2)	Mr. Jining Li owns and controls Cross Wealth Investment Holding Limited, our sponsor.

(3)	Mr. Yongsheng Liu owns and controls such shares through Asia Pacific Capital Management Limited.

(4)	Mr. Michael Chen owns and controls such shares through Chen & Associates, LLC.

(5)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is the 3rd Floor, Jia No. 34, Shenggu Nanli, Chaoyang District, Beijing, F4 100029. Scienjoy Inc. is a wholly owned subsidiary of Scienjoy Holding Corporation. Scienjoy Holding Corporation may be deemed to beneficially own 606,061 Ordinary Shares held by Scienjoy Inc.

(6)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 140 East 45th Street, 14th Floor, New York, NY 10017. Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”), in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Units held by the Fund. Ari Glass is the Managing Member of the Adviser. Shares reported may be deemed beneficially owned by Boothbay Fund Management, LLC and Ari Glass.

(7)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 15455 Albright Street, Pacific Palisades, CA 90272. Space Summit Capital LLC, a Delaware limited liability company, may be deemed as the beneficial owner of 300,000 Ordinary Shares,.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, LLC, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) to the Company’s pre-IPO shareholders, or to the Company’s officers, directors, advisors and employees, (ii) if the Initial Shareholder is an entity, as a distribution to partners, members or shareholders of the Initial Shareholder upon the liquidation and dissolution of the Initial Shareholder, (iii) by bona fide gift to a member of the Initial Shareholder’s immediate family or to a trust, the beneficiary of which is the Initial Shareholder or a member of the Initial Shareholder’s immediate family for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death of the Initial Shareholder, (v) pursuant to a qualified domestic relations order, (vi) by private sales made in connection with the consummation of a Business Combination at prices no greater than the price at which the Private Units were originally purchased or (vii) to the Company for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to their insider shares.

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

Our Sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the Federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2019, 10,000 shares were sold. In September 2020, the Company issued another 1,427,500 ordinary shares resulting in an aggregate of 1,437,500 ordinary shares outstanding to the sponsor and our directors and officers, which we refer to throughout this prospectus as the “insider shares,” for an aggregate purchase price of $25,000, or approximately $0.017 per share. In January 2021, our sponsor transferred part of its insider shares to Golden Bridge Holding, LLC, Scienjoy Inc., Lucky Link International Limited, and Can Wu, and after such transfers, our sponsor currently owns 120,583 ordinary shares.

Simultaneously with the closing of the IPO, the Company consummated the private placement with certain of its initial shareholders of 350,000 units at a price of $10.00 per Private Unit, generating total proceeds of $3,500,000.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

The holders of our insider shares issued and outstanding prior to the date of the IPO, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to offering registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

Other than the $10,000 per month administrative fee paid to Golden Bridge Capital Limited, which is also owned by Mr. Jining Li, the Company’s director and also the affiliate of the sponsor, and HK$50,000 (or approximately US$6,427 based on an exchange rate of HK$7.78 to US$1.00 on August 23, 2021) per month has been paid since June, 2020 to Yongsheng Liu, our Chief Executive Officer, for his services to us, no compensation of any kind, including finders, consulting or other similar fees, has been paid or will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Friedman LLP, or Friedman, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman in connection with regulatory filings. The aggregate fees billed by Friedman for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended June 30, 2021 and for the period from August 12, 2019 (inception) through June 30, 2020 totaled approximately $89,000 and $30,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman for consultations concerning financial accounting and reporting standards for the year ended June 30, 2021 and for the period from August 12, 2019 (inception) through June 30, 2020.

Tax Fees. We did not pay Friedman for tax planning and tax advice for the year ended June 30, 2021 and for the period from August 12, 2019 (inception) through June 30, 2020.

All Other Fees. We did not pay Friedman for other services for the year ended June 30, 2021 and for the period from August 12, 2019 (inception) through June 30, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	Financial Statements:

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 1, 2021, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.5	Warrant Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.6	Rights Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.7	Form of Unit Purchase Option between the Registrant and Maxim Partners LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.8	Description of Securities *

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.2	Investment Management Trust Account Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.3	Stock Escrow Agreement, dated March 1, 2021, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.4	Registration Rights Agreement, dated March 1, 2021, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Maxim Group LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer *

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

101.INS	Inline XBRL Instance Document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENBRIDGE ACQUISITION LIMITED

Dated: September 1, 2021	By:	/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yongsheng Liu	Chief Executive Officer (Principal executive officer) and Director	September 1, 2021
Yongsheng Liu

/s/ Yanhong Xue	Chief Financial Officer (Principal financial and accounting officer)	September 1, 2021
Yanhong Xue

/s/ Ray Chen	Chief Operating Officer	September 1, 2021
Ray Chen

/s/ Jining Li	Director	September 1, 2021
Jining Li

/s/ Kinpui Choi	Independent Director	September 1, 2021
Kinpui Choi

/s/ Michael Chen	Independent Director	September 1, 2021
Michael Chen

/s/ Claude P. Franco	Independent Director	September 1, 2021
Claude P. Franco

GOLDENBRIDGE ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Goldenbridge Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goldenbridge Acquisition Limited (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the year ended June 30, 2021 and for the period from August 12, 2019 (inception) through June 30, 2020, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldenbridge Acquisition Limited as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the year ended June 30, 2021 and for the period from August 12, 2019 (inception) through June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

New York, New York

September 1, 2021

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30,
	2021	2020

ASSETS
Current assets:
Cash	$754,440	$76,317
Prepayments	134,139	-

Total current assets	888,579	76,317
Cash and investments held in trust account	57,499,151	-

TOTAL ASSETS	$58,387,730	$76,317

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities and other payable	$77,500	$6,410
Amount due to related party	9,981	79,532

Total current liabilities	87,481	85,942
Warrant liabilities	740,000	-
Deferred underwriting compensation	2,012,500	-

TOTAL LIABILITIES	2,839,981	85,942

Commitments and contingencies
Ordinary shares, subject to redemption: 5,054,849 as of June 30, 2021 (at redemption value of $10.00 per share)	50,547,744	-

Shareholders’ equity (deficit):
Ordinary shares, no par value; unlimited shares authorized; 2,511,401 and 1,437,500 shares issued and outstanding as of June 30, 2021 and 2020, respectively (excluding 5,054,849 and 0 shares subject to redemption as of June 30, 2021 and 2020, respectively)	5,857,662	25,000
Accumulated other comprehensive loss	(3,666)	-
Accumulated deficit	(853,991)	(34,625)

Total shareholders’ equity (deficit)	5,000,005	(9,625)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$58,387,730	$76,317

See accompanying notes to consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended June 30, 2021	Period from August 12, 2019 (inception) through June 30, 2020

Formation, general and administrative expenses	$(852,566)	$(34,625)

Total operating expenses	(852,566)	(34,625)

Other income:
Change in fair value of warrant liabilities	30,000	-
Interest income	3,200	-

	33,200	-

Loss before income taxes	(819,366)	(34,625)

Income taxes	-	-

NET LOSS	(819,366)	(34,625)

Less: income attributable to ordinary shares subject to redemption	(2,476)

Net loss attributable to Goldenbridge Acquisition Limited	$(821,842)	$(34,625)

NET LOSS	(819,366)	(34,625)

Other comprehensive loss:
Unrealized loss on marketable debt securities	(3,666)	-

COMPREHENSIVE LOSS	$(823,032)	$(34,625)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,638,590	-

Basic and diluted net income per share subject to possible redemption	$0.00	$-

Basic and diluted weighted average shares outstanding	1,771,207	1,250,000

Basic and diluted net loss per share	$(0.46)	$(0.03)

See accompanying notes to consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’ (deficit)
	No. of shares	Amount	loss	deficit	equity

Balance as of August 12, 2019 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to the founder	1,437,500	2,500	-	-	25,000
Net loss for the period from inception to June 30, 2020	-	-	-	(34,625)	(34,625)

Balance as of June 30, 2020	1,437,500	$25,000	$-	$(34,625)	$(9,625)

Sale of units in initial public offering	5,750,000	53,650,306	-	-	53,650,306
Sale of ordinary shares to the founder in private placement	350,000	2,730,000	-	-	2,730,000
Sale of unit purchase option	-	100	-	-	100
Issue of representative share	28,750	-	-	-	-
Initial classification of ordinary shares subject to redemption	(5,108,688)	(51,086,880)	-	-	(51,086,880)
Reclassification of ordinary shares subject to redemption	53,839	539,136	-	-	539,136
Unrealized holding loss on available-for-sales securities	-	-	(3,666)	-	(3,666)
Net loss for the year	-	-	-	(819,366)	(819,366)

Balance as of June 30, 2021	2,511,401	$5,857,662	$(3,666)	$(853,991)	$5,000,005

See accompanying notes to consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended	Period from August 12, 2019 (inception) through
	June 30, 2021	June 30, 2020

Cash flow from operating activities
Net loss	$(819,366)	$(34,625)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(30,000)	-
Interest income earned in cash and investments held in trust account	(2,817)	-

Change in operating assets and liabilities:
Increase in prepayments	(134,139)	-
Increase in accrued liabilities	71,090	6,410

Cash used in operating activities	(915,232)	(28,215)

Cash flows from investing activities
Proceeds deposited in Trust Account	(57,500,000)	-

Net cash used in investing activities	(57,500,000)	-

Cash flows from financing activities
Proceeds from unit purchase option	100	-
Proceeds from public offering, net of offering expenses	55,662,806	-
Proceeds from private placement	3,500,000	-
Proceeds from issuance of ordinary shares to Initial Shareholder	-	25,000
(Repayments to) advances from a related party	(69,551)	79,532

Net cash provided by financing activities	59,093,335	104,352

NET CHANGE IN CASH	678,123	76,317

Cash, beginning of year	76,317	-

Cash, end of year	$754,440	$76,317

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Unrealized loss on marketable debt securities	$(3,666)	$-
Initial classification of shares subject to redemption	$51,086,880	$-
Reclassification of shares subject to redemption	$539,136	$-
Deferred underwriting compensation	$2,012,500	$-
Initial recognition of warrant liabilities	$770,000	$-

See accompanying notes to consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Goldenbridge Acquisition Limited (“Goldenbridge”, the “Company” or “we”, “us” and “our”) is a newly organized blank check company incorporated on August 12, 2019, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on opportunities in the artificial intelligence and any other related technology innovations market in North America.

CVS X Limited (“CVSX”) is a company incorporated on May 11, 2021, under the laws of the Cayman Island for the purpose of effecting the Business Combination. CVSX is wholly owned by Goldenbridge.

Smart CVS Limited (“SCL”, or together with CVSX, “the subsidiaries”) is a company incorporated on May 21, 2021, under the laws of the Cayman Island for the purpose of effecting the Business Combination. SCL is wholly owned by CVSX.

As of the date of this report, neither the Company nor its subsidiaries have entered into a definitive agreement or non-binding letter of intent to acquire a company.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Public Offering as described below. The Company has selected June 30 as its fiscal year end.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 4) was declared effective by the United States Securities and Exchange Commission (“SEC”) on March 1, 2021. The Company consummated the Public Offering on March 4, 2021 of 5,000,000 units at $10.00 per unit (the “Public Units’). Subsequently, on March 9, 2021, the underwriters exercised the option in full of 750,000 units at a price of $10.00 per unit. Concurrently with the Public Offering, the Company sold to Cross Wealth Investment Holding Limited (the “Sponsor”) 350,000 private units at a price of $10.00 per unit and sold to Maxim Group LLC for $100 an option to purchase 287,500 units at an exercise price of $11.50 per unit. The Company received net proceeds of approximately $59,162,906 (which includes deferred underwriting commissions of $2,012,500). Transaction costs amounted to $1,837,194, consisting of $1,437,500 of underwriter’s fees and $399,694 of other offering costs.

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

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will either seek shareholder approval of any business combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “ Distinguishing Liabilities from Equity .” The Company will proceed with a business combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the business combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted are voted in favor of the business combination.

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

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position, and the results of its consolidated operations and its consolidated cash flows.

●	Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
CVS X Limited (“CVSX”)	A Cayman Island company Incorporated on May 11, 2021	100% Owned by Goldenbridge

Smart CVS Limited (“SCL”)	A Cayman Island company Incorporated on May 21, 2021	100% Owned by CVSX

●	Emerging growth company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 or 2020.

●	Cash and investments held in trust account

At June 30, 2021 and 2020, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $57,496,825 in United States Treasury Bills and $2,326 in cash.

The Company classified investments that are directly invested in U.S. Treasuries as available for sales and money market funds are classified in accordance with the trading method. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations and comprehensive income (loss).

●	Warrant liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Private Warrants was estimated using a Black-Scholes model (see Note 9).

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at June 30, 2021 and 2020, 5,054,849 and 0 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

●	Fair value of financial instruments

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “ Income Taxes ,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at June 30, 2021 and 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 287,500 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

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

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 - REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) issued in connection with its Public Offering (as defined in Note 5) as derivative liabilities. The Company’s management evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. After the evaluation of the provisions of the Public Warrants, the Company concluded that the Public Warrants are indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 and should be classified as components of equity. The Company previously accounted the Public Warrants as derivative liabilities instead of components of equity did not have significant impact on the Company’s previously issued statements of operations and cash flows.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As
	Previously		As
	Reported	Adjustments	Revised

Balance sheet as of March 4, 2021
Warrant liabilities	$7,220,000	$(6,450,000)	$770,000
Total liabilities	9,356,654	(6,450,000)	2,906,654
Ordinary shares subject to possible redemption	37,586,880	6,450,000	44,036,880

Balance sheet as of March 31, 2021 (unaudited)
Warrant liabilities	$8,210,000	$(7,430,000)	$780,000
Total liabilities	10,237,481	(7,430,000)	2,807,481
Ordinary shares subject to possible redemption	43,499,246	7,430,001	50,929,247
Ordinary shares	5,486,160	(10,001)	5,476,159
Retained earnings (accumulated deficit)	(487,244)	10,000	(477,244)
Total shareholders’ equity (deficit)	5,000,008	(1)	5,000,007

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As
	Previously		As
	Reported	Adjustments	Revised
Statement of operations for the Three Months ended March 31, 2021 (unaudited)
Change in fair value of warrant liabilities	$(20,000)	$10,000	$(10,000)
Net loss	(221,018)	10,000	(211,018)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,962,294	(49,150)	1,913,144

Statement of operations for the Nine Months ended March 31, 2021 (unaudited)
Change in fair value of warrant liabilities	$(20,000)	$10,000	$(10,000)
Net loss	(452,619)	10,000	(442,619)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,609,961	(15,655)	1,594,306

	As
	Previously		As
	Reported	Adjustments	Revised

Statement of cash flows for the Nine Months ended March 31, 2021 (unaudited)
Change in fair value of warrant liabilities	20,000	(10,000)	10,000
Net loss	$(452,619)	$10,000	$(442,619)

Statement of changes in shareholders’ equity for the Three and Nine Months ended March 31, 2021 (unaudited)
Sale of units in initial public offering – ordinary shares amount	$50,080,000	$(7,420,000)	$57,500,000
Sale of units in initial public offering – total shareholders’ (deficit) equity	50,080,000	(7,420,000)	57,500,000
Initial classification of ordinary shares subject to possible redemption – ordinary shares amount	(36,616,880)	14,470,000	(51,086,880)
Initial classification of ordinary shares subject to possible redemption – total shareholders’ (deficit) equity	(36,616,880)	14,470,000	(51,086,880)
Change in fair value of ordinary shares subject to possible redemption – ordinary shares amount	(6,882,366)	7,039,999	157,633
Change in fair value of ordinary shares subject to possible redemption – total shareholders’ (deficit) equity	(6,882,366)	7,039,999	157,633

NOTE 4 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2021, investment securities in the Company’s Trust Account consisted of $57,496,825 in United States Treasury Bills and $2,326 in cash. As of June 30, 2020, the Company did not have any balance in its Trust Account. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2021 are as follows:

	Carrying Value as of June 30, 2021	Gross Unrealized Holding loss	Fair Value as of June 30, 2021

Available-for-sale marketable securities
U.S. Treasury Securities	$57,500,491	$(3,666)	$57,496,825

	Carrying Value as of June 30, 2020	Gross Unrealized Holding loss	Fair Value as of June 30, 2020

Available-for-sale marketable securities
U.S. Treasury Securities	$-	$-	$-

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 5 — PUBLIC OFFERING

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

On March 5, 2021, Maxim Group, LLC exercised their right to acquire option to purchase up to a total of 287,500 units (the “Unit Purchase Option”) at $11.50 per unit for $100. As of June 30, 2021, the Unit Purchase Option has not been exercised.

NOTE 6 – PRIVATE PLACEMENT

Simultaneously with the closing of the Public Offering, the Company consummated a private placement of 350,000 Private Units, at $10.00 per unit, purchased by the Sponsor.

The Private Units are identical to the units sold in the Public Offering except that the private warrants will be non-redeemable and may be exercised on a cashless basis.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Amounts due to related parties

As of June 30, 2021 and 2020, the balances due to related parties were $9,981 and 79,532, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8 – SHAREHOLDER’S EQUITY

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,511,401 ordinary shares issued and outstanding (excluding 5,054,849 shares subject to redemption).

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of July 1, 2020	$-
Other comprehensive loss before reclassifications	(849)
Amounts reclassified from AOCI into interest income	(2,817)
Balance as of June 30, 2021	$(3,666)

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Warrants

Each public warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share, subject to adjustment as described in this prospectus. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

No public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. It is the Company’s current intention to have an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares in effect promptly following consummation of an initial business combination.

Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within 90 days following the consummation of our initial business combination, public warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise. For example, if a holder held 300 warrants to purchase 150 shares and the fair market value on the date prior to exercise was $15, that holder would receive 35 shares without the payment of any additional cash consideration. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis.

The warrants will become exercisable on the later of the completion of an initial business combination. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption.

The Company may redeem the outstanding warrants (including any outstanding warrants issued upon exercise of the unit purchase option issued to Maxim Group LLC), in whole and not in part, at a price of $0.01 per warrant:

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

If the foregoing conditions are satisfied and the Company would issue a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the ordinary shares may fall below the $16.50 trigger price as well as the $11.50 warrant exercise price per full share after the redemption notice is issued and not limit our ability to complete the redemption.

The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of our redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
U.S. Treasury Securities held in Trust Account*	$57,496,825	$57,496,825	$-	$-

Liabilities:
Warrant liabilities	$740,000	$-	$-	$740,000

*included	in cash and investments held in trust account on the Company’s balance sheet.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets.

The Company established the initial fair value for the private warrants at $770,000 on March 4, 2021, the date of the Company’s Initial Public Offering, using a Black-Scholes model. The Company allocated the proceeds received from the sale of Private Units, first to the private warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as ordinary shares subject to possible redemption, and ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	June 30, 2021	March 4, 2021 (Initial measurement)
Input
Share price	$9.8	$10.00
Risk-free interest rate	0.87%	0.77%
Volatility	55%	56%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of June 30, 2021, the aggregate value of the Private Warrants was $0.74 million. The change in fair value from March 4, 2021 to June 30, 2021 was approximately $(30,000).

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been a significant impact as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unit Purchase Option

The Company sold to Maxim for $100, an option to purchase 287,500 units exercisable, at $11.50 per unit commencing at any time between the first and fifth anniversary of the effective date of the registration statement relating to its initial public offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on March 4, 2026. The option and the units, as well as the ordinary shares and warrants to purchase ordinary shares that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part or the commencement of sales in the Public Offering pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated prior to March 4, 2022 except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which forms a part with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

Right of First Refusal

Subject to certain conditions, the Company granted Maxim, for a period of 15 months after the date of the consummation of the business combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal, 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date the Company issued the consolidated financial statements.

On August 6, 2021, the Company formed a subsidiary, AgiiPlus Global Inc. under the laws of the Cayman Island for the purpose of effectuating the Business Combination.