Form 10-Q
period 2021-09-30
Goldenbridge Acquisition Ltd
filed 2021-11-15
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of November 15, 2021, there were 7,566,250 Company’s ordinary shares, no par value, issued and outstanding.

GOLDENBRIDGE ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	June 30, 2021
		(Revised)
ASSETS
Current assets:
Cash	$638,139	$754,440
Prepayments	84,039	134,139

Total current assets	722,178	888,579
Cash and investments held in trust account	57,505,706	57,499,151

TOTAL ASSETS	$58,227,884	$58,387,730

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$179,980	$77,500
Amount due to a related party	9,981	9,981

Total current liabilities	189,961	87,481
Warrant liabilities	730,000	740,000
Deferred underwriting compensation	2,012,500	2,012,500

TOTAL LIABILITIES	2,932,461	2,839,981

Commitments and contingencies
Ordinary shares, subject to possible redemption: 5,750,000 shares as of September 30, 2021 and June 30, 2021 (at redemption value of $10.00 per share)	57,500,000	57,500,000

Shareholders’ deficit:
Ordinary shares; no par value; unlimited shares authorized; 1,816,250 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	2,755,000	2,755,000
Accumulated deficit	(4,960,909)	(4,703,585)
Accumulated other comprehensive income (loss)	1,332	(3,666)

Total shareholders’ deficit	(2,204,577)	(1,952,251)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$58,227,884	$58,387,730

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,
	2021	2020

Formation, general and administrative expenses	$(269,268)	$(131,152)

Other income:
Change in fair value of warrant liabilities	10,000	-
Interest income	1,944	-

	11,944	-

NET LOSS	$(257,324)	$(131,152)

Other comprehensive income:
Unrealized gain on available-for-sale securities	1,332	-

COMPREHENSIVE LOSS	$(255,992)	$(131,152)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$(0.03)	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Goldenbridge Acquisition Limited	1,816,250	1,437,500
Basic and diluted net loss per share, ordinary shares attributable to Goldenbridge Acquisition Limited	$(0.03)	$(0.09)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30, 2021
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income	Deficit	deficit

Balance as of July 1, 2021 (Revised)	1,816,250	$2,755,000	$(3,666)	$(4,703,585)	$(1,952,251)

Unrealized holding gain on available-for-sales securities	-	-	6,507	-	6,507
Realized holding gain on available-for-sales securities	-	-	(1,509)	-	(1,509)
Net loss	-	-	-	(257,324)	(255,992)

Balance as of September 30, 2021	1,816,250	$2,755,000	$1,332	$(4,960,909)	$(2,204,577)

	Three Months ended September 30, 2020
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of July 1, 2020	1,437,500	$25,000	$(34,625)	$(9,625)

Net loss	-	-	(131,152)	(131,152)

Balance as of September 30, 2020	1,437,500	$25,000	$(165,777)	$(140,777)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED-

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(257,324)	$(131,152)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(10,000)	-
Interest income earned in cash and investments held in trust account	(1,557)	-

Change in operating assets and liabilities:
Decrease in prepayment	50,100	-
Increase in accrued liabilities and other payable	102,480	6,090
Increase in deferred offering costs	-	(74,945)
Net cash used in operating activities	(116,301)	(200,007)

Cash flows from financing activities
Advances from a related party, net	-	159,980
Net cash provided by financing activities	-	159,980

NET CHANGE IN CASH	(116,301)	(40,027)

Cash, beginning of period	754,440	76,317

Cash, end of period	$638,139	$36,290

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Deferred offering costs paid by a related party	$-	$74,945

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Goldenbridge Acquisition Limited (“Goldenbridge” the “Company” or “we”, “us” and “our”) is a newly organized blank check company incorporated on August 12, 2019, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on opportunities in the artificial intelligence and any other related technology innovations market in North America.

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

AgiiPlus Global Inc., (“PubCo”) is a company incorporated in the Cayman Islands for the purpose of effecting the Business Combination and to serve as the vehicle for, and be subsumed by, AgiiPlus Inc., pursuant to the Acquisition Merger. PubCo is wholly owned by the Goldenbridge.

AgiiPlus Corporation Inc., (“Merger Sub”) is a company incorporated in the Cayman Islands for the purpose of effecting the Business Combination and to serve as the vehicle for, and be subsumed by, AgiiPlus Inc., pursuant to the Acquisition Merger. Merger Sub is wholly owned by the PubCo.

On September 30, 2021, the Company entered into a definitive agreement or non-binding letter of intent to acquire a company, AgiiPlus Inc., (“AgiiPlus”). The aggregate consideration to be paid to AgiiPlus shareholders for the Acquisition Merger is $520 million, payable in the form of a number of newly issued Purchaser Ordinary Shares (the “Closing Payment Shares”) valued at the $10.00 per share. Under the Merger Agreement, 1,000,000 shares of the Closing Payment Shares (“Escrow Shares”) to be issued will be held in escrow for a period of 6 months after the closing to satisfy indemnification obligations.

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the proposed public offering as described below. The Company has selected June 30 as its fiscal year end.

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
(Currency expressed in United States Dollars (“US$), except for number of shares)

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

The Company will either seek shareholder approval of any business combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. The Company will proceed with a business combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the business combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted are voted in favor of the business combination.

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
(Currency expressed in United States Dollars (“US$), except for number of shares)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on September 1, 2021.

GOLDENBRIDGE ACQUISITION LIMITED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$), except for number of shares)

●	Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
CVS X Limited (“CVSX”)	A Cayman Island company Incorporated on May 11, 2021	100% Owned by Goldenbridge
Smart CVS Limited (“SCL”)	A Cayman Island company Incorporated on May 21, 2021	100% Owned by CVSX
AgiiPlus Global Inc., (“PubCo”)	A Cayman Island company Incorporated on August 6, 2021	100% Owned by Goldenbridge
AgiiPlus Corporation Inc., (“Merger Sub”)	A Cayman Island company Incorporated on August 25, 2021	100% Owned by Purchaser

●	Emerging growth company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported expenses during the reporting period.

GOLDENBRIDGE ACQUISITION LIMITED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$), except for number of shares)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and June 30, 2021.

●	Cash and investments held in Trust Account

At September 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at September 30, 2021 and June 30, 2021, 5,750,000 and 5,750,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

GOLDENBRIDGE ACQUISITION LIMITED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$), except for number of shares)

●	Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering.

●	Fair Value of Financial Instruments

FASB ASC Topic 820 Fair Value Measurements and Disclosures defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

GOLDENBRIDGE ACQUISITION LIMITED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$), except for number of shares)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 3,050,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended September 30,
	2021	2020
Net loss	$(257,324)	$(131,152)

	For the Three Months Ended September 30,
	2021		2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net income/(loss)	$(195,554)	$(61,770)	$-	$(131,152)
Denominators:
Weighted-average shares outstanding	5,750,000	1,816,250	-	1,437,500
Basic and diluted net income/(loss) per share	$(0.03)	$(0.03)	$-	$(0.09)

GOLDENBRIDGE ACQUISITION LIMITED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$), except for number of shares)

●	Related parties

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

NOTE 3 - REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s condensed consolidated financial statements as of and for the period ended September 30, 2021, the Company concluded it should revise its condensed consolidated financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, Materiality (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As
	Previously		As
	Reported	Adjustments	Revised

Balance sheet as of March 4, 2021
Ordinary Shares Subject to Possible Redemption	$44,036,880	$5,963,120	$50,0000,000
Ordinary Shares	5,318,526	2,563,526	2,755,000
Accumulated deficit	(318,522)	(3,399,594)	(3,718,116)
Total shareholders’ equity	5,000,004	(5,963,120)	(963,116)

Balance sheet as of March 31, 2021 (unaudited)
Ordinary Shares Subject to Possible Redemption	50,929,247	6,570,753	57,500,000
Ordinary shares	5,476,159	(2,721,159)	2,755,000
Retained Earnings (Accumulated Deficit)	(477,244)	(3,849,594)	(4,326,838)
Total Shareholders’ Equity (Deficit)	5,000,007	(6,570,753)	(1,570,746)

Balance sheet as of June 30, 2021
Ordinary Shares Subject to Possible Redemption	50,547,744	6,952,256	57,500,000
Ordinary shares	5,857,662	(3,102,662)	2,755,000
Retained Earnings (Accumulated Deficit)	(853,991)	(3,849,594)	(4,703,585)
Total Shareholders’ Equity (Deficit)	5,000,005	(6,952,256)	(1,952,251)

GOLDENBRIDGE ACQUISITION LIMITED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$), except for number of shares)

NOTE 4 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2021, investment securities in the Company’s Trust Account consisted of $57,500,550 in United States Treasury Bills and $5,156 in cash. As of June 30, 2021, investment securities in the Company’s Trust Account consisted of $57,496,825 in United States Treasury Bills and $2,326 in cash The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2021 and June 30, 2021 are as follows:

	Carrying Value as of September 30, 2021 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2021 (unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$57,499,218	$1,332	$57,500,550

	Carrying Value as of June 30, 2021	Gross Unrealized Holding (Loss)	Fair Value as of June 30, 2021
Available-for-sale marketable securities:
U.S. Treasury Securities	$57,500,491	$(3,666)	$57,496,825

NOTE 5 – INITIAL PUBLIC OFFERING

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

GOLDENBRIDGE ACQUISITION LIMITED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$), except for number of shares)

On March 5, 2021, Maxim Group, LLC exercised their right to acquire option to purchase up to a total of 287,500 units (the “Unit Purchase Option”) at $11.50 per unit for $100. As of September 30, 2021, the Unit Purchase Option has not been exercised.

NOTE 6 – PRIVATE PLACEMENT

Simultaneously with the closing of the Public Offering, the Company consummated a private placement of 350,000 Private Units, at $10.00 per unit, purchased by the Sponsor.

The Private Units are identical to the units sold in the Public Offering except that the private warrants will be non-redeemable and may be exercised on a cashless basis.

NOTE 7 – RELATED PARTY TRANSACTIONS

Founder and Additional Shares

In August 2019, 10,000 shares were sold. In September 2020, the Company issued another 1,427,500 ordinary shares resulting in an aggregate of 1,437,500 ordinary shares (the “Founder Shares”) outstanding to our initial shareholders, for an aggregate purchase price of $25,000, or approximately $0.017 per share. All share and per share information have been retroactively adjusted to reflect the share split. The Founder Shares include an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). In January 2021, the Sponsor transferred 300,000 of its insider shares to Golden Bridge Holding, LLC, 606,061 shares to Scienjoy Inc., 30,000 shares to Lucky Link International Limited and 60,606 shares to Can Wu.

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

Amounts due to related parties

As of September 30, 2021 and June 30, 2021, the balances due to related parties were $9,981 and $9,981, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

Related Party Extensions Loan

The Company will have until 12 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipates that the Company may not be able to consummate the initial Business Combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit.

GOLDENBRIDGE ACQUISITION LIMITED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$), except for number of shares)

Director’s Remuneration

The Company is obligated, commencing from June 1, 2020, to pay Yongsheng Liu, which is our CEO, a monthly fee of HK$50,000 for his service to the Company.

NOTE 8 – SHAREHOLDER’S EQUITY

Ordinary shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 1,816,250 ordinary shares issued and outstanding (excluding 5,750,000 shares subject to redemption).

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of July 1, 2021	$(3,666)
Other comprehensive gain before reclassifications	6,507
Amounts reclassified from AOCI into interest income	(1,509)
Balance as of September 30, 2021	$1,332

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
(Currency expressed in United States Dollars (“US$), except for number of shares)

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
(Currency expressed in United States Dollars (“US$), except for number of shares)

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$57,500,550	$57,500,550	$-	$-

Liabilities:
Warrant liabilities	$730,000	$-	$-	$730,000

*	included	in cash and investments held in trust account on the Company’s balance sheet.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets.

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

GOLDENBRIDGE ACQUISITION LIMITED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$), except for number of shares)

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	September 30, 2021	June 30, 2021
Input
Share price	$9.92	$9.98
Risk-free interest rate	0.98%	0.87%
Volatility	53%	55%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of September 30, 2021 and June 30, 2021, the aggregate value of the Private Warrants was $0.73 and 0.74 million, respectively. The change in fair value from June 30, 2021 to September 30, 2021 was approximately $(10,000).

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

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering. The holders of a majority of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

GOLDENBRIDGE ACQUISITION LIMITED
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$), except for number of shares)

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date was the Company issued the unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended September 30, 2021, we had a net loss of $257,324, which was comprised of operating costs of $269,268, offset by a change in the fair value of the warrant liability of $10,000 and interest income of $1,944, interest earned on the marketable securities held in Trust Account of $1,332 and unrealized gain on marketable securities held in the Trust.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $638,139. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at September 30, 2021 and June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 287,500 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were ineffective as a result of our restatement of our balance sheet as of March 4, 2021, March 31, 2021 and June 30, 2021 to reclassify our public warrants and private warrants as derivative liabilities and reclassify all public shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480, as described below.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued balance as of March 4, 2021 should not be relied on because of a misapplication in the guidance on warrant accounting. We revisited our financial statements to classify all public shares subject to redemption in temporary equity as of March 4, 2021. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. However, the Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. The non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENBRIDGE ACQUISITION LIMITED

Date: November 15, 2021		/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer