Form 10-K/A
period 2021-06-30
Goldenbridge Acquisition Ltd
filed 2021-12-22
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

The number of shares issued and outstanding of the Registrant’s ordinary shares as of December 14, 2021 was 7,566,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Goldenbridge Acquisition Limited (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend its Annual Report on Form 10-K for the year ended June 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on September 1, 2021, or the Original Filing, to restate our financial statements for the year ended June 30, 2021. As a result, this Amendment No. 1 describes the restatement and its impact on previously reported amounts.

Background of Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies(“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, on December 21, 2021, the Company reevaluated the accounting treatment of the 5,750,000 warrants that were issued in the Initial Public Offering (the “Public Warrants”). The Company previously accounted for the Public Warrants as components of derivative liabilities.

As a result of the above, the Company should have classified the Public warrants as component of equity in its previously issued financial statements. The Company’s accounting for the Public warrants as derivative liabilities instead of as components of equity did not have any effect on the Company’s previously reported operating expenses or cash.

In addition, in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary share in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company’s previously issued (i) audited balance sheet as of March 4, 2021 included in the Company’s Current Report on Form 8-K/A filed with the SEC on May 17, 2021, (ii) audited financial statements as of June 30, 2021 and for the year ended June 30, 2021 filed with the SEC on September 1, 2021, (iii) unaudited interim financial statements as of March 31, 2021 and for the three and nine months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021 (collectively, the “Affected Periods”), in each case, should be corrected to all of the Public Shares as temporary equity and should no longer be relied upon.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to two material weaknesses in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as derivative liabilities and the allocation and treatment of the initial transaction costs of the initial public offering. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has reflected these corrections in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with SEC on November 15, 2021 (the “November 2021 Form 10-Q”). The Company does not expect the changes described above to have any impact on its cash position or the balance held in the trust account. The Company has not amended its previously filed Quarterly Reports on Form 10-Q or Current Reports on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the consolidated financial statements included herein.

Items Amended in this Amendment No. 1

This Amendment No. 1 presents the Original Filling, amended and restated with modifications as necessary to reflect the restatements.

The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements And Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits [*]).

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

GOLDENBRIDGE ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended June 30, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

ITEM 1A. RISK FACTORS

Our ordinary shares subject to redemption are classified for as outside permanent equity and the changes in classification could have a material effect on our financial results.

In addition, in preparation of the Company’s financial statements as of and for the year ended June 30, 2021, the Company concluded it should revise its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the year ended June 30, 2021. See “—the changes on classification of permanent equity could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K/A.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that,  our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on March 4, 2021, our warrants have been accounted for as derivative liabilities within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the Public warrants to be classified as component of equity on the SPAC’s balance sheet as opposed to derivative liabilities. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Public warrants should be presented as component of equity.

In addition, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for warrants and ordinary shares subject to possible redemption.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 3—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2021 covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(3)	See attached Exhibit Index of this Annual Report on Form 10-K/A

(b) Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 1, 2021, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.5	Warrant Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.6	Rights Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.7	Form of Unit Purchase Option between the Registrant and Maxim Partners LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.8	Description of Securities *

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.2	Investment Management Trust Account Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.3	Stock Escrow Agreement, dated March 1, 2021, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.4	Registration Rights Agreement, dated March 1, 2021, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Maxim Group LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer *

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)
101.INS	Inline XBRL Instance Document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENBRIDGE ACQUISITION LIMITED

Dated: December 22, 2021	By:	/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yongsheng Liu	Chief Executive Officer	December 22, 2021
Yongsheng Liu	(Principal executive officer) and Director

/s/ Yanhong Xue	Chief Financial Officer	December 22, 2021
Yanhong Xue	(Principal financial and accounting officer)

/s/ Ray Chen	Chief Operating Officer	December 22, 2021
Ray Chen

/s/ Jining Li	Director	December 22, 2021
Jining Li

/s/ Kinpui Choi	Independent Director	December 22, 2021
Kinpui Choi

/s/ Michael Chen	Independent Director	December 22, 2021
Michael Chen

/s/ Claude P. Franco	Independent Director	December 22, 2021
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

Restatement of Previously Issued Financial Statements

As discussed in Note 3, the accompanying consolidated financial statements as of June 30, 2021 and for the year ended June 30, 2021 have been restated. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

September 1, 2021, except for the effects of the restatement discussed in Note 3, as to which the date is December 22, 2021

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30,
	2021	2020
	(As restated)

ASSETS
Current assets:
Cash	$754,440	$76,317
Prepayments	134,139	-
Total current assets	888,579	76,317

Cash and investments held in trust account	57,499,151	-

TOTAL ASSETS	$58,387,730	$76,317

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$77,500	$6,410
Amount due to related party	9,981	79,532
Total current liabilities	87,481	85,942

Warrant liabilities	740,000	-
Deferred underwriting compensation	2,012,500	-

TOTAL LIABILITIES	2,839,981	85,942

Commitments and contingencies
Ordinary shares, subject to redemption: 5,750,000 as of June 30, 2021 (at redemption value of $10.00 per share)	57,500,000	-

Shareholders’ deficit:
Ordinary shares, no par value; unlimited shares authorized; 1,816,250 and 1,437,500 shares issued and outstanding as of June 30, 2021 and 2020, respectively (excluding 5,750,000 and 0 shares subject to redemption as of June 30, 2021 and 2020, respectively)	2,755,000	25,000
Accumulated deficit	(4,703,585)	(34,625)
Accumulated other comprehensive loss	(3,666)	-

Total shareholders’ deficit	(1,952,251)	(9,625)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$58,387,730	$76,317

See accompanying notes to consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended June 30, 2021	Period from August 12, 2019 (inception) through June 30, 2020
	(As restated)

Formation, general and administrative expenses	$(852,566)	$(34,625)

Total operating expenses	(852,566)	(34,625)

Other income:
Change in fair value of warrant liabilities	30,000	-
Interest income	3,200	-

	33,200	-

Loss before income taxes	(819,366)	(34,625)

Income taxes	-	-

NET LOSS	(819,366)	(34,625)

Less: income attributable to ordinary shares subject to redemption	(2,476)

Net loss attributable to Goldenbridge Acquisition Limited	$(821,842)	$(34,625)

NET LOSS	(819,366)	(34,625)

Other comprehensive loss:
Unrealized loss on marketable debt securities	(3,666)	-

COMPREHENSIVE LOSS	$(823,032)	$(34,625)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,843,579	-

Basic and diluted net income per share subject to possible redemption	$0.87	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Goldenbridge Acquisition Limited	1,555,290	1,250,000

Basic and diluted net loss per share	$(1.56)	$(0.03)

See accompanying notes to consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’ (deficit)
	No. of shares	Amount	loss	deficit	equity

Balance as of August 12, 2019 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to the founder	1,437,500	2,500	-	-	25,000
Net loss for the period from inception to June 30, 2020	-	-	-	(34,625)	(34,625)

Balance as of June 30, 2020	1,437,500	$25,000	$-	$(34,625)	$(9,625)

Sale of units in initial public offering	5,750,000	53,650,306	-	-	53,650,306
Sale of ordinary shares to the founder in private placement	350,000	2,730,000	-	-	2,730,000
Sale of unit purchase option	-	100	-	-	100
Issue of representative share	28,750	-	-	-	-
Initial classification of ordinary shares subject to redemption	(5,750,000)	(56,818,181)	-	-	(56,818,181)
Allocation of offering costs to ordinary shares subject to redemption	-	3,804,045	-	-	3,804,045
Accretion of carrying value to redemption value	-	(636,270)	-	(3,849,594)	(4,485,864)
Unrealized holding loss on available-for-sales securities	-	-	(3,666)	-	(3,666)
Net loss for the year	-	-	-	(819,366)	(819,366)

Balance as of June 30, 2021 (As restated)	1,816,250	$2,755,000	$(3,666)	$(4,703,585)	$(1,952,251)

See accompanying notes to consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended	Period from August 12, 2019 (inception) through
	June 30, 2021	June 30, 2020
	(As restated)

Cash flow from operating activities
Net loss	$(819,366)	$(34,625)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(30,000)	-
Interest income earned in cash and investments held in trust account	(2,817)	-

Change in operating assets and liabilities:
Increase in prepayments	(134,139)	-
Increase in accrued liabilities	71,090	6,410

Cash used in operating activities	(915,232)	(28,215)

Cash flows from investing activities
Proceeds deposited in Trust Account	(57,500,000)	-

Net cash used in investing activities	(57,500,000)	-

Cash flows from financing activities
Proceeds from unit purchase option	100	-
Proceeds from public offering, net of offering expenses	55,662,806	-
Proceeds from private placement	3,500,000	-
Proceeds from issuance of ordinary shares to Initial Shareholder	-	25,000
(Repayments to) advances from a related party	(69,551)	79,532

Net cash provided by financing activities	59,093,335	104,532

NET CHANGE IN CASH	678,123	76,317

Cash, beginning of year	76,317	-

Cash, end of year	$754,440	$76,317

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Unrealized loss on marketable debt securities	$(3,666)	$-
Initial classification of shares subject to redemption	$56,818,181	$-
Allocation of offering costs to ordinary shares subject to redemption	$3,804,045	$-
Accretion of carrying value to redemption value	$(4,485,864)	$-
Deferred underwriting compensation	$2,012,500	$-
Initial recognition of warrant liabilities	$770,000	$-

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

The Company will either seek shareholder approval of any business combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity .” The Company will proceed with a business combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the business combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted are voted in favor of the business combination.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at June 30, 2021 and 2020, 5,750,000 and 1,437,500 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2021 and 2020, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 3,050,000 and 3,050,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed statement of operations is based on the following:

	For the Year Ended June 30,	For the Period from August 12, 2019 (Inception) through June 30,
	2021	2020
Net loss	$(819,366)	$(34,625)
Accretion of carrying value to redemption value	(4,485,864)	-
Net loss including accretion of carrying value to redemption value	$(5,305,230)	$(34,625)

	For the Year Ended June 30, 2021		For the Period from August 12, 2019 (Inception) through June 30, 2020
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,877,607)	$(2,427,623)	$-	$(34,625)
Accretion of carrying value to redemption value	4,485,864	-	-	-
Allocation of net income (loss)	$1,608,257	$(2,427,623)	$-	$(34,625)
Denominators:
Weighted-average shares outstanding	1,843,579	1,555,290	-	1,250,000
Basic and diluted net income (loss) per share	$0.87	$(1.56)	$-	$(0.03)

●	Related parties

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

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants.

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

In addition, in preparation of the Company’s audited financial statements as of and for the year ended June 30, 2021, the Company concluded it should restate its consolidated financial statements to classify all common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

Adjustment #1 refer to reclassification of public warrants from warrant liabilities to equity component.

Adjustment #2 refer to reclassification of all public shares to temporary equity.

	As Previously Reported	Adjustments #1	Adjustments #2	As Restated
Balance sheet as of March 4, 2021
Warrant Liabilities	7,220,000	(6,450,000)	-	770,000
Total Liabilities	9,356,654	(6,450,000)	-	2,906,654
Ordinary Shares Subject to Possible Redemption	37,586,880	-	12,413,120	50,000,000
Ordinary Shares	5,318,526	-	(2,563,526)	2,755,000
Accumulated deficit	(318,522)	6,450,000	(9,849,594)	(3,718,116)
Total shareholders’ equity (deficit)	5,000,004	6,450,000	(12,413,120)	(963,116)

Balance sheet as of March 31, 2021 (unaudited)
Warrant liabilities	8,210,000	(7,430,000)	-	780,000
Total liabilities	10,237,481	(7,430,000)	-	2,807,481
Ordinary shares subject to possible redemption	43,499,246	-	14,000,754	57,500,000
Ordinary shares	5,486,160	-	(2,731,160)	2,755,000
Retained earnings (accumulated deficit)	(487,244)	7,430,000	(11,269,594)	(4,326,838)
Total shareholders’ equity (deficit)	5,000,008	7,430,000	(14,000,754)	(1,570,746)

Balance sheet as of June 30, 2021
Ordinary shares subject to possible redemption	50,547,744	-	6,952,256	57,500,000
Ordinary shares	5,857,662	-	(3,102,662)	2,755,000
Accumulated deficit	(853,991)	-	(3,849,594)	(4,703,585)
Total shareholders’ equity (deficit)	5,000,005	-	(6,952,256)	(1,952,251)

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As Previously Reported	Adjustments #1	Adjustments #2	As Restated
Statement of operations for the three months ended March 31, 2021 (unaudited)
Change in fair value of warrant liabilities	(20,000)	10,000	-	(10,000)
Net loss	(221,018)	10,000	-	(211,018)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,962,294	-	(406,961)	1,555,333
Basic and diluted net loss per share	(0.11)	-	(1.25)	(1.36)

Statement of operations for the nine months ended March 31, 2021 (unaudited)
Change in fair value of warrant liabilities	(20,000)	10,000	-	(10,000)
Net loss	(452,619)	10,000	-	(442,619)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,609,961	-	(133,757)	1,476,204
Basic and diluted net loss per share	(0.28)	-	(1.91)	(2.19)

Statement of operations for the year ended June 30, 2021
Basic and diluted weighted average shares outstanding, subject to possible redemption	1,638,590	-	204,989	1,843,579
Basic and diluted net loss per share	0.00	-	0.87	0.87
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,771,207	-	(215,917)	1,555,290
Basic and diluted net loss per share	(0.46)	-	(1.10)	(1.56)

	As
	Previously	Adjustment	Adjustments	As
	Reported	#1	#2	Revised

Statement of cash flows for the nine months ended March 31, 2021 (unaudited)
Change in fair value of warrant liabilities	$20,000	$(10,000)	$-	$10,000
Net loss	(452,619)	10,000	-	(442,619)

Statement of cash flows for the year ended June 30, 2021
Initial classification of shares subject to redemption	51,086,880	-	5,731,301	56,818,181
Reclassification of shares subject to redemption	539,136	-	(539,136)	-
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,804,045	3,804,045
Accretion of carrying value to redemption value	-	-	(4,485,864)	(4,485,864)

Statements of changes in shareholders’ deficit for the three and nine months ended March 31, 2021 (unaudited)
Sale of units in initial public offering – ordinary shares amount	$50,080,000	$-	$3,570,306	$53,650,306
Sale of units in initial public offering – total shareholders’ (deficit) equity	50,080,000	-	3,570,306	53,650,306
Initial classification of ordinary shares subject to possible redemption – ordinary shares amount	(36,616,880)	-	(20,201,301)	(56,818,181)
Initial classification of ordinary shares subject to possible redemption – total shareholders’ (deficit) equity	(36,616,880)	-	(20,201,301)	(56,818,181)
Change in fair value of ordinary shares subject to possible redemption – ordinary shares amount	(6,882,366)	-	6,882,366	-
Change in fair value of ordinary shares subject to possible redemption – total shareholders’ (deficit) equity	(6,882,366)	-	6,882,366	-
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,804,045	3,804,045
Allocation of offering costs to ordinary shares subject to redemption – total shareholders’ (deficit) equity	-	-	3,804,045	3,804,045
Accretion of carrying value to redemption value	-	-	(4,485,864)	(4,485,864)
Accretion of carrying value to redemption value – total shareholders’ (deficit) equity	-	-	(4,485,864)	(4,485,864)

Statement of changes in shareholders’ deficit for the year ended June 30, 2021
Initial classification of ordinary shares subject to possible redemption – ordinary shares amount	(51,086,880)	-	(5,731,301)	(56,818,181)
Initial classification of ordinary shares subject to possible redemption – total shareholders’ (deficit) equity	(51,086,880)	-	(5,731,301)	(56,818,181)
Change in fair value of ordinary shares subject to possible redemption – ordinary shares amount	539,136	-	539,136	-
Change in fair value of ordinary shares subject to possible redemption – total shareholders’ (deficit) equity	539,136	-	539,136	-
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,804,045	3,804,045
Allocation of offering costs to ordinary shares subject to redemption – total shareholders’ (deficit) equity	-	-	3,804,045	3,804,045
Accretion of carrying value to redemption value	-	-	(4,485,864)	(4,485,864)
Accretion of carrying value to redemption value – total shareholders’ (deficit) equity	-	-	(4,485,864)	(4,485,864)

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

NOTE 8 – SHAREHOLDER’S DEFICIT

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 1,816,250 ordinary shares issued and outstanding (excluding 5,750,000 shares subject to redemption). At June 30, 2020, there were 1,437,500 ordinary shares issued and outstanding (excluding 0 shares subject to redemption).

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

On August 6, 2021 and August 25, 2021, the Company formed two subsidiaries, PubCo and Merger Sub (as defined in Note 1), respectively, under the laws of the Cayman Island for the purpose of effectuating the Business Combination.

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