Form 10-Q
period 2021-12-31
Goldenbridge Acquisition Ltd
filed 2022-02-11
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, no par value, one Redeemable Warrant to acquire one-half of one Ordinary Share, and one Right to acquire one-tenth (1/10) of one Ordinary Share	GBRGU	NASDAQ Capital Market
Ordinary Shares	GBRG	NASDAQ Capital Market
Warrants	GBRGW	NASDAQ Capital Market
Rights	GBRGR	NASDAQ Capital Market

As of February 7, 2022, there were 7,566,250 Company’s ordinary shares, no par value, issued and outstanding.

GOLDENBRIDGE ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2021	June 30, 2021
		(As restated)
ASSETS
Current assets:
Cash	$434,628	$754,440
Prepayments	33,939	134,139
Total current assets	468,567	888,579

Cash and investments held in trust account	57,512,974	57,499,151

TOTAL ASSETS	$57,981,541	$58,387,730

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$182,480	$77,500
Amount due to a related party	9,981	9,981
Total current liabilities	192,461	87,481

Warrant liabilities	710,000	740,000
Deferred underwriting compensation	2,012,500	2,012,500

TOTAL LIABILITIES	2,914,961	2,839,981

Commitments and contingencies

Ordinary shares, subject to possible redemption: 5,750,000 shares as of December 31, 2021 and June 30, 2021 (at redemption value of $10.00 per share)	57,500,000	57,500,000

Shareholders’ deficit:
Ordinary shares; no par value; unlimited shares authorized; 1,816,250 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	2,755,000	2,755,000
Accumulated deficit	(5,192,238)	(4,703,585)
Accumulated other comprehensive income (loss)	3,818	(3,666)

Total Shareholders’ deficit	(2,433,420)	(1,952,251)

TOTAL LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ DEFICIT	$57,981,541	$58,387,730

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020

Formation, general and administrative expenses	$(256,376)	$(100,449)	$(525,644)	$(231,601)

Total operating expenses	(256,376)	(100,449)	(525,644)	(231,601)

Other income
Interest income	5,047	-	6,991	-
Change in fair value of warrant liabilities	20,000	-	30,000	-
Total other income, net	25,047	-	36,991	-

Loss before income taxes	(231,329)	(100,449)	(488,653)	(231,601)

Income taxes	-	-	-	-

NET LOSS	(231,329)	(100,449)	(488,653)	(231,601)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	-	5,750,000	-
Basic and diluted net loss per share, ordinary shares subject to possible redemption	$(0.03)	-	$(0.06)	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Goldenbridge Acquisition Limited	1,816,250	1,437,500	1,816,250	1,437,500
Basic and diluted net loss per share, ordinary shares attributable to Goldenbridge Acquisition Limited	$(0.03)	$(0.07)	$(0.06)	$(0.16)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income (loss)	deficit	deficit

Balance as of July 1, 2021 (As restated)	1,816,250	$2,755,000	$(3,666)	$(4,703,585)	$(1,952,251)

Unrealized holding gain on available-for-sales securities	-	-	6,507	-	6,507
Realized holding gain on available-for-sales securities	-	-	(1,509)	-	(1,509)
Net loss	-	-	-	(257,324)	(257,324)

Balance as of September 30, 2021	1,816,250	2,755,000	1,332	(4,960,909)	(2,204,577)

Unrealized holding gain on available-for-sales securities	-	-	7,268	-	7,268
Realized holding gain on available-for-sales securities	-	-	(4,782)	-	(4,782)
Net loss	-	-	-	(231,329)	(231,329)

Balance as of December 31, 2021	1,816,250	$2,755,000	$3,818	$(5,192,238)	$(2,433,420)

	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of July 1, 2020	1,437,500	$25,000	$(34,625)	$(9,625)

Net loss	-	-	(131,152)	(131,152)

Balance as of September 30, 2020	1,437,500	25,000	(165,777)	(140,777)

Net loss	-	-	(100,449)	(100,449)

Balance as of December 31, 2020	1,437,500	$25,000	$(266,226)	$(241,226)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED-

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended December 31, 2021	Six months ended December 31, 2020
Cash flows from operating activities
Net loss	$(488,653)	$(231,601)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(30,000)	-
Interest income earned in cash and investments held in trust account	(6,339)	-

Change in operating assets and liabilities:
Decrease in prepayment	100,200	-
Increase in accrued liabilities and other payable	104,980	6,090
Increase in deferred offering costs	-	(74,945)
Net cash used in operating activities	(319,812)	(300,456)

Cash flows from financing activities
Advances from a related party, net	-	299,621
Net cash provided by financing activities	-	299,621

NET CHANGE IN CASH	(319,812)	(835)

Cash, beginning of period	754,440	76,317

Cash, end of period	$434,628	$75,482

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Deferred offering costs paid by a related party	$-	$74,945

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s entire activity from inception up to December 31, 2021 was in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected June 30 as its fiscal year end.

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

The Company will either seek shareholder approval of any business combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. The Company will proceed with a business combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the business combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted are voted in favor of the business combination.

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

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year ended June 30, 2021, filed with the SEC on December 22, 2021.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and June 30, 2021.

●	Cash and investments held in Trust Account

At December 31, 2021 and June 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Warrants was estimated using a Black-Scholes model (see Note 9).

●	Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2021 and June 30, 2021, 5,750,000 and 5,750,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 3,050,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Three Months Ended December 31,
	2021	2020
Net loss	$(231,329)	$(100,449)

	For the Six Months Ended December 31,
	2021	2020
Net loss	$(488,653)	$(231,601)

	For the Three Months Ended December 31,
	2021		2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(175,799)	$(55,530)	$-	$(100,449)

Allocation of net loss	$(175,799)	$(55,530)	$-	$(100,449)
Denominators:
Weighted-average shares outstanding	5,750,000	1,816,250	-	1,437,500
Basic and diluted net loss per share	$(0.03)	$(0.03)	$-	$(0.07)

	For the Six Months Ended December 31,
	2021		2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(371,354)	$(117,299)	$-	$(231,601)

Allocation of net loss	$(371,354)	$(117,299)	$-	$(231,601)
Denominators:
Weighted-average shares outstanding	5,750,000	1,816,250	-	1,437,500
Basic and diluted net loss per share	$(0.06)	$(0.06)	$-	$(0.16)

●	Related parties

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

NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s condensed consolidated financial statements as of and for the period ended December 31, 2021, the Company concluded it should restate its condensed consolidated financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company evaluated the changes and has determined that the related impacts were material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity.

The following tables summarize the effect of the restated on each financial statement line item as of the dates, and for the period, indicated:

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of March 4, 2021
Ordinary shares subject to possible redemption	$44,036,880	$5,963,120	$50,0000,000
Ordinary shares	5,318,526	2,563,526	2,755,000
Accumulated deficit	(318,522)	(3,399,594)	(3,718,116)
Total shareholders’ equity (deficit)	5,000,004	(5,963,120)	(963,116)

Balance sheet as of March 31, 2021 (unaudited)
Ordinary shares subject to possible redemption	50,929,247	6,570,753	57,500,000
Ordinary shares	5,476,159	(2,721,159)	2,755,000
Retained earnings (accumulated deficit)	(477,244)	(3,849,594)	(4,326,838)
Total shareholders’ equity (deficit)	5,000,007	(6,570,753)	(1,570,746)

Balance sheet as of June 30, 2021
Ordinary shares subject to possible redemption	50,547,744	6,952,256	57,500,000
Ordinary shares	5,857,662	(3,102,662)	2,755,000
Retained earnings (accumulated deficit)	(853,991)	(3,849,594)	(4,703,585)
Total shareholders’ equity (deficit)	5,000,005	(6,952,256)	(1,952,251)

NOTE 4 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $57,509,000 in United States Treasury Bills and $3,974 in cash. As of June 30, 2021, investment securities in the Company’s Trust Account consisted of $57,496,825 in United States Treasury Bills and $2,326 in cash The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying December 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on December 31, 2021 and June 30, 2021 are as follows:

	Carrying Value as of December 31, 2021 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021 (unaudited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$57,505,182	$3,818	$57,509,000

	Carrying Value as of June 30, 2021	Gross Unrealized Holding (Loss)	Fair Value as of June 30, 2021

Available-for-sale marketable securities:
U.S. Treasury Securities	$57,500,491	$(3,666)	$57,498,275

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

On March 5, 2021, Maxim Group, LLC exercised their right to acquire option to purchase up to a total of 287,500 units (the “Unit Purchase Option”) at $11.50 per unit for $100. As of December 31, 2021, the Unit Purchase Option has not been exercised.

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

Amounts due to related parties

As of December 31, 2021 and June 30, 2021, the balances due to related parties were $9,981 and $9,981, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

NOTE 8 – SHAREHOLDER’S DEFICIT

Ordinary shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 1,816,250 ordinary shares issued and outstanding (excluding 5,750,000 shares subject to redemption).

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of July 1, 2021	$(3,666)
Other comprehensive gain before reclassifications	6,507
Amounts reclassified from AOCI into interest income	(1,509)
Balance as of September 30, 2021	$1,332
Other comprehensive gain before reclassifications	7,268
Amounts reclassified from AOCI into interest income	(4,782)
Balance as of December 31, 2021	3,818

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$57,509,000	$57,509,000	$-	$-

Liabilities:
Warrant liabilities	$710,000	$710,000	$-	$710,000

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$57,496,825	$57,496,825	$-	$-

Liabilities:
Warrant liabilities	$740,000	$740,000	$-	$740,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	December 31, 2021	June 30, 2021
Input
Share price	$9.92	$9.98
Risk-free interest rate	1.26%	0.87%
Volatility	51%	55%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of December 31, 2021 and June 30, 2021, the aggregate value of the Private Warrants was $0.71 and 0.74 million, respectively. The change in fair value from June 30, 2021 to December 31, 2021 was approximately $(30,000).

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date was the Company issued the unaudited condensed consolidated financial statements.

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

Results of Operations

Our entire activity from inception up to March 4, 2021 was in preparation for the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, D&O insurance), as well as for due diligence expenses.

For the six months ended December 31, 2021, we had a net loss of $488,653, which was comprised of operating costs of $525,644, offset by a change in the fair value of the warrant liability of $30,000 and interest income of $6,991, interest earned on the marketable securities held in Trust Account of $6,339 and unrealized gain on marketable securities held in the Trust.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and investments held in the Trust Account of $57,512,974. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

As of December 31, 2021, we had cash of $3,974 and marketable securities in the Trust Account of $57,509,000 (including approximately $3,818 of interest income). We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended December 31, 2021, we did not withdraw any of interest income from the Trust Account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2021, we had cash of $434,628 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders As of December 31, 2021 and June 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 3,050,000 and 30,050,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our restatement of the Company’s March 4, 2021, March 31, 2021 and June 30, 2021 financial statements to reclassify our redeemable ordinary shares, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were ineffective as of December 31, 2021.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for redeemable ordinary shares and restated our March 4, 2021, March 31, 2021 and June 30, 2021 financial statements to reclassify our redeemable ordinary shares as described in Note 3 of the accompanying financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described above. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 2, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

GOLDENBRIDGE ACQUISITION LIMITED

Date: February 11, 2022		/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer