Form 10-Q
period 2022-03-31
Goldenbridge Acquisition Ltd
filed 2022-05-16
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 7,566,250 Company’s ordinary shares, no par value, issued and outstanding.

GOLDENBRIDGE ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	June 30, 2021
		(As restated)
ASSETS
Current assets:
Cash	$161,325	$754,440
Prepayments	-	134,139
Total current assets	161,325	888,579

Cash and investments held in trust account	58,095,987	57,499,151

TOTAL ASSETS	$58,257,312	$58,387,730

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$177,480	$77,500
Note payable – related party	575,000	-
Amount due to a related party	14,981	9,981
Total current liabilities	767,461	87,481

Warrant liabilities	810,000	740,000
Deferred underwriting compensation	2,012,500	2,012,500

TOTAL LIABILITIES	3,589,961	2,839,981

Commitments and contingencies

Ordinary shares, subject to possible redemption: 5,750,000 shares as of March 31, 2022 and June 30, 2021 (at redemption value of $10.10 and $10.00 per share, respectively)	58,095,987	57,500,000

Shareholders’ deficit:
Ordinary shares; no par value; unlimited shares authorized; 1,816,250 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	2,755,000	2,755,000
Accumulated deficit	(6,191,649)	(4,703,585)
Accumulated other comprehensive income (loss)	8,013	(3,666)

Total Shareholders’ deficit	(3,428,636)	(1,952,251)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$58,257,312	$58,387,730

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
		(As restated)		(As restated)

Formation, general and administrative expenses	$(307,328)	$(201,018)	$(832,972)	$(432,619)

Total operating expenses	(307,328)	(201,018)	(832,972)	(432,619)

Other income
Interest income	3,904	-	10,895	-
Change in fair value of warrant liabilities	(100,000)	(10,000)	(70,000)	(10,000)
Total other income, net	(96,096)	(10,000)	(59,105)	(10,000)

Loss before income taxes	(403,424)	(211,018)	(892,077)	(442,619)

Income taxes	-	-	-	-

NET LOSS	(403,424)	(211,018)	(892,077)	(442,619)

Other comprehensive income:
Unrealized gain on available-for-sale securities	4,195	1,092	11,679	1,092

COMPREHENSIVE LOSS	(399,229)	(209,926)	(880,398)	(441,527)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	5,616,071	5,750,000	5,616,071
Basic and diluted net income per share, ordinary shares subject to possible redemption	$(0.03)	0.14	$(0.09)	$0.10

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Goldenbridge Acquisition Limited	1,816,250	1,555,333	1,816,250	1,476,204
Basic and diluted net loss per share, ordinary shares attributable to Goldenbridge Acquisition Limited	$(0.13)	$(0.65)	$(0.20)	$(0.69)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three and Nine Months ended March 31, 2022
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income	deficit	deficit

Balance as of July 1, 2021 (As restated)	1,816,250	$2,755,000	$(3,666)	$(4,703,585)	$(1,952,251)

Unrealized holding gain on available-for-sales securities	-	-	6,507	-	6,507
Realized holding gain on available-for-sales securities	-	-	(1,509)	-	(1,509)
Net loss	-	-	-	(257,324)	(257,324)

Balance as of September 30, 2021	1,816,250	2,755,000	1,332	(4,960,909)	(2,204,577)

Unrealized holding gain on available-for-sales securities	-	-	7,268	-	7,268
Realized holding gain on available-for-sales securities	-	-	(4,782)	-	(4,782)
Net loss	-	-	-	(231,329)	(231,329)

Balance as of December 31, 2021	1,816,250	2,755,000	3,818	(5,192,238)	(2,433,420)

Unrealized holding gain on available-for-sales securities	-	-	8,013	-	8,013
Realized holding gain on available-for-sales securities	-	-	(3,818)	-	(3,818)
Accretion of carrying value to redemption value	-	-	-	(595,987)	(595,987)
Net loss	-	-	-	(403,424)	(403,424)

Balance as of March 31, 2022	1,816,250	$2,755,000	$8,013	$(6,191,649)	$(3,428,636)

	Three and Nine Months ended March 31, 2021
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income	deficit	Deficit

Balance as of July 1, 2020	1,437,500	$25,000	$-	$(34,625)	$(9,625)

Net loss	-	-	-	(131,152)	(131,152)

Balance as of September 30, 2020	1,437,500	25,000	-	(165,777)	(140,777)

Net loss	-	-	-	(100,449)	(100,449)

Balance as of December 31, 2020	1,437,500	25,000	-	(266,226)	(241,226)

Sale of units in initial public offering	5,750,000	53,650,306	-	-	53,650,306
Sale of units to the founder in private placement	350,000	2,730,000	-	-	2,730,000
Sale of unit purchase option	-	100	-	-	100
Issue of representative share	28,750	-	-	-	-
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(56,818,181)	-	-	(56,818,181)
Allocation of offering costs to ordinary shares subject to possible redemption	-	3,804,045	-	-	3,804,045
Accretion of carrying value to redemption value	-	(636,270)	-	(3,849,594)	(4,485,864)
Unrealized holding gain on available-for-sales securities	-	-	1,092		1,092
Net loss	-	-	-	(211,018)	(211,018)

Balance as of March 31, 2021 (As restated)	1,816,250	$2,755,000	$1,092	$(4,326,838)	$(1,570,746)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED-

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine Months ended March 31,
	2022	2021
		(As restated)

Cash flows from operating activities
Net loss	$(892,077)	$(442,619)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	70,000	10,000
Interest income earned in cash and investments held in trust account	(10,157)	-

Change in operating assets and liabilities:
Decrease in prepayment	134,139	-
Increase in accrued liabilities and other payable	99,980	(1,410)
Net cash used in operating activities	(598,115)	(434,029)

Cash flows from investing activities
Proceeds deposited in Trust Account	-	(57,500,000)

Net cash used in investing activities	-	(57,500,000)

Cash flows from financing activities
Proceeds from sale of unit purchase option	-	100
Proceeds from public offering	-	57,500,000
Proceeds from private placements to related party	-	3,500,000
Payments of offering costs	-	(1,837,194)
Advances from a related party	5,000	-
Repayments to a related party	-	(69,551)
Net cash provided by financing activities	5,000	59,093,355

NET CHANGE IN CASH	(593,115)	1,159,326

Cash, beginning of period	754,440	76,317

Cash, end of period	$161,325	$1,235,643

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$56,818,181
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$3,804,045
Accretion of carrying value to redemption value	$(595,987)	$(4,485,864)
Deferred offering costs paid by a related party	$-	$74,945
Accrued underwriting compensation	$-	$2,012,500
Unrealized holding gain on available-for-sales securities	$8,013	$1,092
Initial recognition of warrant liabilities	$-	$770,000
Proceeds of promissory notes deposited in Trust Account by a founder shareholder	$575,000	$-

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

CVS X Limited (“CVSX”) is a company incorporated on May 11, 2021, under the laws of the Cayman Island for the purpose of effecting the Business Combination. CVSX is wholly owned by the Company.

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

On May 2, 2022, the Company, AgiiPlus Inc. and AgiiPlus Inc.’s shareholders (the “Parties”) entered into a Termination and Fee Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Parties agreed to mutually terminate the Merger Agreement, subject to the representations, warranties, conditions and covenants set forth in the Termination Agreement. In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Shareholder Supporting Agreements) have also been terminated in accordance with their respective terms as of May 2, 2022, the Termination Date. The Termination Agreement provides that as a reimbursement of certain expenses incurred by the Company in connection with the Merger Agreement and pursuing a transaction with AgiiPlus, and in consideration of the representations, warranties, covenants and agreements contained therein, AgiiPlus shall pay to the Company an amount of $150,000 within fifteen (15) business days of the Termination Date.

As of March 31, 2022, the Company had not commenced any operations. All activities through March 31, 2022 relate to the Company’s formation, completion of its initial public offering as described below, as well as negotiation and consummation of the proposed business combination with PubCo. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

The Company has selected June 30 as its fiscal year end.

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

Liquidation and going concern

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

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by June 4, 2022. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year ended June 30, 2021, filed with the SEC on December 22, 2021.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and June 30, 2021.

●	Cash and investments held in Trust Account

At March 31, 2022 and June 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at March 31, 2022 and June 30, 2021, 5,750,000 and 5,750,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders As of March 31, 2022 the Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 3,050,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed statements of operations is based on the following:

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(403,424)	$(211,018)
Accretion of carrying value to redemption value	(595,987)	(4,485,864)
	$(999,411)	$(4,696,882)

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Nine Months Ended March 31,
	2022	2021
Net loss	$(892,077)	$(442,619)
Accretion of carrying value to redemption value	(595,987)	(4,485,864)
	$(1,488,064)	$(4,928,483)

	For the Three Months Ended March 31,
	2022		2021
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(759,506)	$(239,905)	$(3,678,223)	$(1,018,659)
Accretion of carrying value to redemption value	595,987	-	4,485,864	-
Allocation of net income (loss)	$(163,519)	$(239,905)	$807,641	$(1,018,659)
Denominators:
Weighted-average shares outstanding	5,750,000	1,816,250	5,616,071	1,555,333
Basic and diluted net income (loss) per share	$(0.03)	$(0.13)	$0.14	$(0.65)

	For the Nine Months Ended March 31,
	2022		2021
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,130,860)	$(357,204)	$(3,902,656)	$(1,025,827)
Accretion of carrying value to redemption value	595,987	-	4,485,864	-
Allocation of net income (loss)	$(534,873)	$(357,204)	$583,208	$(1,025,827)
Denominators:
Weighted-average shares outstanding	5,750,000	1,816,250	5,616,071	1,476,204
Basic and diluted net loss per share	$(0.09)	$(0.20)	$0.10	$(0.69)

●	Related parties

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

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

Adjustment #1 refer to reclassification of public warrants from warrant liabilities to equity component.

Adjustment #2 refer to reclassification of all public shares to temporary equity.

	As Previously Reported	Adjustments #1	Adjustments#2	As Restated
Balance sheet as of June 30, 2021
Ordinary shares subject to possible redemption	$50,547,744	$-	$6,952,256	$57,500,000
Ordinary shares	$5,857,662	$-	$(3,102,662)	$2,755,000
Accumulated deficit	$(853,991)	$-	$(3,849,594)	$(4,703,585)
Total shareholders’ equity (deficit)	$5,000,005	$-	$(6,952,256)	$(1,952,251)

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As Previously Reported	Adjustments #1	Adjustments #2	As Restated
Statement of operations for the three months ended March 31, 2021 (unaudited)
Change in fair value of warrant liabilities	$(20,000)	$10,000	$-	$(10,000)
Net loss	$(221,018)	$10,000	$-	$(211,018)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,962,294	-	(406,961)	1,555,333
Basic and diluted net loss per share	$(0.11)	$-	$(1.25)	$(1.36)

Statement of operations for the nine months ended March 31, 2021 (unaudited)
Change in fair value of warrant liabilities	$(20,000)	$10,000	$-	$(10,000)
Net loss	(452,619)	$10,000	$-	$(442,619)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,609,961	-	(133,757)	1,476,204
Basic and diluted net loss per share	$(0.28)	$-	$(1.91)	$(2.19)

	As
	Previously		As
	Reported	Adjustments	Restated

Statement of cash flows for the nine months ended March 31, 2021 (unaudited)
Initial classification of ordinary shares subject to possible redemption	$51,086,880	$5,731,301	$56,818,181
Reclassification of shares subject to redemption	$539,136	$(539,136)	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$3,804,045	$3,804,045
Accretion of carrying value to redemption value	$-	$(4,485,864)	$(4,485,864)

NOTE 4 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2022, investment securities in the Company’s Trust Account consisted of $58,095,838 in United States Treasury Bills and $149 in cash. As of June 30, 2021, investment securities in the Company’s Trust Account consisted of $57,496,825 in United States Treasury Bills and $2,326 in cash The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying March 31, 2022 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2022 and June 30, 2021 are as follows:

	Carrying Value as of March 31, 2022 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of March 31, 2022 (unaudited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,087,825	$8,013	$58,095,838

	Carrying Value as of June 30, 2021 (audited)	Gross Unrealized Holding Loss	Fair Value as of June 30, 2021

Available-for-sale marketable securities:
U.S. Treasury Securities	$57,500,491	$(3,666)	$57,498,275

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

On March 5, 2021, Maxim Group, LLC exercised their right to acquire option to purchase up to a total of 287,500 units (the “Unit Purchase Option”) at $11.50 per unit for $100. As of March 31, 2022, the Unit Purchase Option has not been exercised.

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

Amounts due to related parties

As of March 31, 2022 and June 30, 2021, the balances due to related parties were $14,981 and $9,981, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

On February 22, 2022, the Company issued an unsecured promissory note, in an amount of $575,000, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until June 4, 2022. The Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of March 31, 2022 and June 30, 2021, the note payable balance of $575,000 and $0, respectively.

Director’s Remuneration

The Company is obligated, commencing from June 1, 2020, to pay Yongsheng Liu, which is our CEO, a monthly fee of HK$50,000 for his service to the Company.

NOTE 8 – SHAREHOLDER’S DEFICIT

Ordinary shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2022, there were 1,816,250 ordinary shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption).

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of July 1, 2021	$(3,666)
Other comprehensive gain before reclassifications	6,507
Amounts reclassified from AOCI into interest income	(1,509)
Balance as of September 30, 2021	$1,332
Other comprehensive gain before reclassifications	7,268
Amounts reclassified from AOCI into interest income	(4,782)
Balance as of December 31, 2021	3,818
Other comprehensive gain before reclassifications	8,013
Amounts reclassified from AOCI into interest income	(3,818)
Balance as of March 31, 2022	$8,013

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,095,838	$58,095,838	$-	$-

Liabilities:
Warrant liabilities	$810,000	$-	$-	$810,000

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$57,496,825	$57,496,825	$-	$-

Liabilities:
Warrant liabilities	$740,000	$-	$-	$740,000

*	included in cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	March 31, 2022	June 30, 2021
Input
Share price	$10.04	$9.98
Risk-free interest rate	2.42%	0.87%
Volatility	56%	55%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of March 31, 2022 and June 30, 2021, the aggregate value of the Private Warrants was $0.81 and 0.74 million, respectively. The change in fair value from June 30, 2021 to March 31, 2022 was approximately $(70,000).

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022 up through May 16, 2022 was the Company issued the unaudited condensed consolidated financial statements.

On May 2, 2022, the Company, AgiiPlus Inc. and AgiiPlus Inc.’s shareholders (the “Parties”) entered into a Termination and Fee Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Parties agreed to mutually terminate the Merger Agreement, subject to the representations, warranties, conditions and covenants set forth in the Termination Agreement. In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Shareholder Supporting Agreements) have also been terminated in accordance with their respective terms as of May 2, 2022, the Termination Date.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in our final prospectus for our Initial Public Offering filed with the SEC on March 2, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Recent Development

On February 22, 2022, we issued one unsecured promissory note in an amount of $575,000, to AgiiPlus Inc. (“AgiiPlus”), in exchange for AgiiPlus depositing such amount into the Trust Account in order to extend the amount of time we have available to complete a Business Combination from March 4, 2022 to June 4, 2022. The Note is non-interest bearing and due upon the consummation of a Business Combination. In addition, the Note may be converted at the lender’s discretion into units identical to the Units issued in the Company’s initial public offering at a price of $10.00 per unit.

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

For the nine months ended March 31, 2022, we had a net loss of $892,077, which was comprised of operating costs of $832,972 and a change in the fair value of the warrant liability of $70,000, offset by interest income of $10,895, interest earned on the marketable securities held in Trust Account of $58,095,838 and unrealized gain on marketable securities held in the Trust.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and investments held in the Trust Account of $58,095,838. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

As of March 31, 2022, we had cash of $149 and marketable securities in the Trust Account of $58,095,838 (including approximately $10,895 of interest income). We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2022, we did not withdraw any of interest income from the Trust Account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2022, we had cash of $161,325 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On February 22, 2022, we issued one unsecured promissory note in an amount of $575,000, to AgiiPlus Inc. (“AgiiPlus”), in exchange for AgiiPlus depositing such amount into the Trust Account in order to extend the amount of time we have available to complete a Business Combination from March 4, 2022 to June 4, 2022. The Note is non-interest bearing and due upon the consummation of a Business Combination. In addition, the Note may be converted at the lender’s discretion into units identical to the Units issued in the Company’s initial public offering at a price of $10.00 per unit.

On May 2, 2022, we entered into a Termination and Fee Agreement (the “Termination Agreement”) with AgiiPlus Inc. and AgiiPlus Inc.’s shareholders (the “Parties”). Pursuant to the Termination Agreement, we and the Parties agreed to mutually terminate the Merger Agreement, subject to the representations, warranties, conditions and covenants set forth in the Termination Agreement. In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Shareholder Supporting Agreements) have also been terminated in accordance with their respective terms as of May 2, 2022, the Termination Date. The Termination Agreement provides that as a reimbursement of certain expenses incurred by us in connection with the Merger Agreement and pursuing a transaction with AgiiPlus, and in consideration of the representations, warranties, covenants and agreements contained therein, AgiiPlus shall pay to us an amount of $150,000 within fifteen (15) business days of the Termination Date.

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

If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2022 and June 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 3,050,000 and 30,050,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our restatement of the Company’s March 4, 2021, March 31, 2021 and June 30, 2021 financial statements to reclassify our redeemable ordinary shares, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

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

We continue to perform additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the fiscal quarter ended March 31, 2022, are fairly presented, in all material respects, in accordance with GAAP.

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

GOLDENBRIDGE ACQUISITION LIMITED

Date: May 16, 2022		/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer