Form 10-K/A
period 2021-06-30
Goldenbridge Acquisition Ltd
filed 2022-07-15
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

The number of shares issued and outstanding of the Registrant’s ordinary shares as of July 14, 2022 was 7,566,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

THIS AMENDMENT NO. 2 TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2021 (THE “ORIGINAL 10-K”) IS BEING FILED TO (A) UPDATE PART I. ITEM 1. BUSINESS AND ITEM 1A, RISK FACTORS, AND (B) PROVIDE UPDATED CERTIFICATIONS PURSUANT TO SECTION 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002. THESE REVISIONS ARE BEING MADE IN RESPONSE TO SEC COMMENTS. FOR CONVENIENCE, THIS AMENDMENT SETS FORTH THE ORIGINAL 10-K FILING, AS AMENDED ON DECEMBER 22, 2021, IN ITS ENTIRETY AS AMENDED WHERE NECESSARY TO REFLECT THE AMENDMENT NO. 2. THIS AMENDMENT NO. 2 SHOULD BE READ IN CONJUNCTION WITH THE ORIGINAL 10-K FILED ON SEPTEMBER 1, 2021, INCLUDING THE AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K FILED ON DECEMBER 22, 2021, AND THE COMPANY’S OTHER FILINGS MADE WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION SUBSEQUENT TO THE FILING OF THE ORIGINAL 10-K ON SEPTEMBER 1, 2021, INCLUDING THE AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K FILED ON DECEMBER 22, 2021. THE ORIGINAL 10-K FILED ON SEPTEMBER 1, 2021, AS AMENDED ON DECEMBER 22, 2021, HAS NOT BEEN AMENDED OR UPDATED TO REFLECT EVENTS OCCURRING AFTER SEPTEMBER 1, 2021, EXCEPT AS SPECIFICALLY SET FORTH IN THIS AMENDMENT NO. 2.

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

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq could delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections. For more detailed information, see “Risk Factors - Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq could delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.” Our auditor is based in the United States and subject to inspection.

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

Together with our management team, we believe we have a broad network of contacts and corporate relationship that makes us efficient at:

●	Sourcing and evaluating businesses, and

●	Bridging cultural differences to negotiate and execute a transaction in a timely and professional manner.

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

Recent PCAOB Developments

The PCAOB is currently unable to conduct inspections on accounting firms in the PRC or Hong Kong without the approval of the relevant government authorities. The auditor and its audit work in the PRC or Hong Kong may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China or Hong Kong prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures. As a result, shareholders may be deprived of the benefits of PCAOB inspections if we complete a business combination with such companies.

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the enacted Holding Foreign Companies Accountable Act (“HFCAA”) could restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. The HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for three consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. Our auditor, Friedman LLP, headquartered in New York, NY, is an independent registered public accounting firm with the PCAOB and has been inspected by the PCAOB on a regular basis. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

In the event that we complete a business combination with a company with substantial operations in China and PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited under the HFCAA. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination with a China or Hong Kong-based company, our access to the U.S. capital markets and the price of our shares.

Future developments in respect of increased U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

For more detailed information, see “Risk Factors - Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq could delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.”

Cash transfer through our organization

Goldenbridge Acquisition Limited is a newly organized blank check company incorporated under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities. As of June 30, 2021, the Company had not commenced any operations. All activities through June 30, 2021 relate to the Company’s formation and the Public Offering. Currently, we maintain our operating bank account in Hong Kong and obtain cash transfers from our Sponsor to fund and pay the offering expenses and daily operating activities, as needed. Cash transfers to and from our bank account are reflected within cash and cash equivalents, and we maintained $754,440 balance in cash and cash equivalents, as of June 30, 2021.

Up to June 30, 2021, we received the cumulative cash transfer of $339,641 from our Sponsor. No dividends or distribution have been made to date.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq could delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares or other securities from being traded on a national securities exchange or in the over the counter trading market in the U.S..

Our current auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. However, if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, Nasdaq could delist our securities, including our units, ordinary shares and redeemable warrants, and the SEC shall prohibit them from being traded on a national securities exchange or in the over the counter trading market in the U.S. For example, if we effect our initial business combination with a business located in the PRC or Hong Kong and if our new auditor is located in China or Hong Kong, with operations in and who performs audit operations of registrants in China or Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the relevant authorities, the work of our new auditor as it relates to those operations may not be inspected by the PCAOB. If our securities are delisted and prohibited from being traded on a national securities exchange or in the over the counter trading market in the U.S. due to the PCAOB not being able to conduct inspections or full investigations of our auditor, it would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition could have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which could have a material adverse effect on the Company’s business, financial condition and prospects.

In May 2013, the PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the CSRC and the PRC Ministry of Finance, which establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations undertaken by the PCAOB in the PRC or by the CSRC or the PRC Ministry of Finance in the United States. The PCAOB continues to be in discussions with the CSRC and the PRC Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with the PCAOB and audit Chinese companies that trade on U.S. exchanges.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCAA and to address the recommendations in the PWG report. It is unclear when the SEC will complete its rulemaking and when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The SEC has also announced amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCAA. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of these possible regulations in addition to the requirements of the HFCAA are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of our auditor, the Company could be delisted or prohibited from being traded over the counter earlier than would be required by the HFCAA. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition could have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s business, financial condition and prospects.

Inspections of audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of the Company’s auditor, investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would may make it more difficult to evaluate the effectiveness of the Company’s independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Cross Wealth Investment Holding Limited, our sponsor, a British Virgin Islands company, which is controlled by our director, Jining Li, a Hong Kong national. Our sponsor owns approximately 6.22% of our outstanding shares as of August 23, 2021. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination (12 months from the consummation of our IPO, or up to 21 months, if we extend the time to complete a business combination as described in the prospectus dated March 1, 2021 relating to our IPO) our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

GOLDENBRIDGE ACQUISITION LIMITED

Dated: July 14, 2022	By:	/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yongsheng Liu	Chief Executive Officer	July 14, 2022
Yongsheng Liu	(Principal executive officer) and Director

/s/ Yanhong Xue	Chief Financial Officer	July 14, 2022
Yanhong Xue	(Principal financial and accounting officer)

/s/ Ray Chen	Chief Operating Officer	July 14, 2022
Ray Chen

/s/ Jining Li	Director	July 14, 2022
Jining Li

/s/ Kinpui Choi	Independent Director	July 14, 2022
Kinpui Choi

/s/ Michael Chen	Independent Director	July 14, 2022
Michael Chen

/s/ Claude P. Franco	Independent Director	July 14, 2022
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

Available- for-sale securities
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