Form 10-K/A
period 2021-06-30
Goldenbridge Acquisition Ltd
filed 2022-08-10
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3 to

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

The number of shares issued and outstanding of the Registrant’s ordinary shares as of August 10, 2022 was 7,566,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

THIS AMENDMENT NO. 3 TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2021 (THE “ORIGINAL 10-K”) IS BEING FILED TO (A) UPDATE PART I. ITEM 1. BUSINESS AND ITEM 1A, RISK FACTORS, AND (B) PROVIDE UPDATED CERTIFICATIONS PURSUANT TO SECTION 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002. THESE REVISIONS ARE BEING MADE IN RESPONSE TO SEC COMMENTS. FOR CONVENIENCE, THIS AMENDMENT SETS FORTH THE ORIGINAL 10-K FILING, AS AMENDED ON DECEMBER 22, 2021 AND JULY 15, 2022, IN ITS ENTIRETY AS AMENDED WHERE NECESSARY TO REFLECT THE AMENDMENT NO. 3. THIS AMENDMENT NO. 3 SHOULD BE READ IN CONJUNCTION WITH THE ORIGINAL 10-K FILED ON SEPTEMBER 1, 2021, AS AMENDED ON DECEMBER 22, 2021 AND JULY 15, 2022, AND THE COMPANY’S OTHER FILINGS MADE WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION SUBSEQUENT TO THE FILING OF THE ORIGINAL 10-K ON SEPTEMBER 1, 2021, INCLUDING THE AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K FILED ON DECEMBER 22, 2021 AND THE AMENDMENT NO. 2 TO THE ANNUAL REPORT ON FORM 10-K FILED ON JULY 15, 2022. THE ORIGINAL 10-K FILED ON SEPTEMBER 1, 2021, AS AMENDED ON DECEMBER 22, 2021 AND JULY 15, 2022, HAS NOT BEEN AMENDED OR UPDATED TO REFLECT EVENTS OCCURRING AFTER SEPTEMBER 1, 2021, EXCEPT AS SPECIFICALLY SET FORTH IN THIS AMENDMENT NO. 3.

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

As a holding company with no material operations of our own, Goldenbridge Acquisition Limited conducts our operations through an office space in Hong Kong and our sponsor and certain of our executive officers and/or directors are located in or have significant ties to Hong Kong. As a result of us having certain of our executive officers and/or directors located in or with significant ties to Hong Kong, there is a risk this could result in a material change to the Company’s or the business combination target’s post-combination operations.

If our target company is a company located in the People’s Republic of China, or PRC, or Hong Kong, or PRC Target Company, we are subjected to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to limitation on foreign ownership of certain industries, and regulatory review of an overseas listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the agreements with a variable interest entity, or VIE, if our PRC Target Company requires any of these legal requirements post business combination by us. We are also subjected to the risks of uncertainty about any future actions of the PRC government in this regard. We may also be subject to sanctions imposed by PRC regulatory agencies including the Chinese Securities Regulatory Commission, or CSRC, if our PRC Target Company fails to comply with their rules and regulations. If the Chinse regulatory authorities disallow the VIE structure (as defined below) in the future, it will likely result in a material change in our financial performance and our results of operations and/or the value of our securities post business combination if our PRC Target Company requires a VIE structure, which could cause the value of such securities to significantly decline or become worthless. For a detailed description of the risks relating to the VIE structure, doing business in the PRC or Hong Kong, and investment in our company as a result of the structure, see “Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China.” Additionally, we might be subjected to certain legal and operational risks associated with VIE’s operations in China if our PRC Target Company requires a VIE structure. PRC laws and regulations governing our PRC Target Company’s current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in VIE’s operations, significant depreciation of the value of our securities, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on the PRC Target Company’s daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. For a detailed description of the risks associated with being based in China, see “Risk Factors — Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China.”

Furthermore, if we consummate an initial business combination with PRC Target Company or a company located in Hong Kong, we may use a corporate structure without direct equity ownership held by foreign investors. Therefore, a series of contractual arrangements may be entered into between the PRC operating entities, which are consolidated variable interest entities (the “VIEs”) of the combined company, as well as the VIEs’ founders and owners, on one side, and a PRC subsidiary of the combined company which may be a company incorporated in the British Virgin Islands, on the other side. To the extent that the combined company conducts its operations in China through its PRC subsidiaries and VIEs, such corporate structure involves unique risks to investors after the business combination, as the combined company does not hold any direct equity interest in the PRC operating entities. All of these contractual arrangements may be governed by and interpreted in accordance with PRC law, and disputes arising from these contractual arrangements may be resolved in court or through arbitration in China. However, the legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. As of the date of this report, there are very few precedents and little official guidance as to how contractual arrangements should be interpreted or enforced under PRC law. The contractual arrangements have not been widely tested in a court of law in the PRC and there remain significant uncertainties regarding the ultimate outcome of arbitration should legal action become necessary. As such, if we enter into a business combination with a China-based business utilizing a VIE structure, we and investors may face significant uncertainty about potential future actions by the PRC government that could affect the legality and enforceability of the contractual arrangements with the VIEs and, consequently, significantly affect the financial performance of the combined company as a whole. For a detailed description of the risks associated with this potential corporate structure, see “Risk Factors — Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China” and “Business — Initial Business Combination with a Company Based in China or Hong Kong” for further details on the VIE structure. Under the VIE arrangement, the dividends or other distributions to be paid by our future PRC subsidiaries to their overseas holding company will depend on such PRC subsidiaries’ entitlement to substantially all of the economic benefits of the VIEs, which are typically in the form of services fees or license fees payable by the VIEs to our PRC subsidiaries under various VIE agreements. Such contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE and we may be adversely affected if we experience difficulties in settling the amounts owed to our PRC subsidiaries by the VIEs. Regardless of whether we have a VIE structure or direct ownership structure post-business combination, we may depend on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements. Such dividends and other distributions may be subject to the PRC government’s regulations relating to the conversion of Renminbi into foreign currencies and the remittance of such currencies out of the PRC, which may limit our PRC subsidiaries’ ability to distribute earnings to us or may otherwise adversely affect us. Furthermore, even though we may wish to transfer cash proceeds raised from overseas financing activities, including this offering, to our PRC subsidiaries via capital contribution or shareholder loans, the PRC government’s regulations relating to foreign exchange may limit our ability to make loans to or inject capital into our PRC subsidiaries or the ability of our PRC subsidiaries to pay back such loans to us.

Moreover, if any of our future subsidiaries incurs debt on its own in the future, the instruments governing such debt may restrict the subsidiary’s ability to pay dividends to Goldenbridge Acquisition Limited. In addition, our future PRC subsidiaries and variable interest entities will be required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies. Current PRC regulations permit indirect PRC subsidiaries to pay dividends to their parent only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, companies in China are generally required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. Entities in China may also be required to further set aside a portion of their after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of their boards of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

The PRC government also imposes controls on the conversion of Chinese currency (RMB) into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our future subsidiaries in the PRC incur debt on their own, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our future subsidiaries are unable to receive all of the revenues from our operations through the VIE contractual arrangements, we may be unable to pay dividends on our ordinary shares.

Cash dividends, if any, on our ordinary shares will be paid in U.S. dollars. If upon consummation of our business combination we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%. If we have a VIE structure upon consummation of our initial business combination, in order for us to pay dividends to our shareholders, we will rely on payments made from the VIE to us. Certain payments from the VIE may be subject to PRC taxes, including business taxes and value added tax (VAT). Due to (i) the risks of doing business in the PRC and Hong Kong, (ii) we conduct our operations through an office space in Hong Kong, and (iii) our sponsor and certain of our executive officers and/or directors are located in or have significant ties to Hong Kong, we may be a less attractive partner to target companies than a non-PRC or non-Hong Kong based SPAC, which may therefore make it more likely for us to consummate a business combination with a target company located in the PRC or Hong Kong.

PRC Limitation on Overseas Listing and Share Issuances (Post Business Combination)

As we do not have any material operations in China, given that (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under our prospectus dated on March 1, 2021 relating to our initial public offering are subject to the M&A Regulations (as defined hereinafter); and (b) our company is a blank check company newly incorporated in the British Virgin Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for offering securities to foreign investors and while seeking a target for the initial business combination. We also believe we are not required to obtain approvals from any PRC government authorities, including the CSRC or the Cyberspace Administration of China (the “CAC”), or any other government entity, to operate and to issue our securities to foreign investors and to list on a U.S. exchange. As of the date of this report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to our offering from the CSRC or any other PRC governmental authorities. However, applicable laws, regulations, or interpretations of PRC may change, and the relevant PRC government agencies could reach a different conclusion and may subject us to a stringent approval process from the relevant government entities in connection with our offering, continued listing on a U.S. exchange, the potential business combination, the issuance of shares or the maintenance of our status as a publicly listed company outside China, and the post business combination entity’s PRC operations if our business combination target is a PRC Target Company. It is uncertain when and whether we will be required to obtain permission from the PRC government to continue to list on a U.S. exchange in the future and offer our securities to foreign investors. If we (i) do not receive or maintain such permissions or approvals, should the approval be required in the future by the PRC government, (ii) inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, and we are denied permissions or approvals from Chinese authorities to list on U.S. exchanges or offer our securities to foreign investors, we may not be able to continue listing on a U.S. exchange or be subject to other severe consequences, which would materially affect the interest of the investors. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after our offering. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching for a potential target company in China. For more detailed information, see “Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China — The approval of the China Securities Regulatory Commission is not required in connection with our offering, however, if required, we cannot predict whether we will be able to obtain such approval.” and “We and our initial business combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.”

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

Initial Business Combination with a Company Based in China or Hong Kong

Our initial business combination target company may include a company located in the PRC or Hong Kong. Because of such ties to China or Hong Kong, we are subjected to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to limitation on foreign ownership of certain industries and regulatory review of overseas listing of PRC companies through a special purpose vehicle and the validity and enforcement of the VIE agreements, if the PRC Target Company requires any of these legal requirements post business combination by us. Due to PRC legal restrictions on foreign ownership in certain industries, neither we nor our subsidiaries may own any direct equity interest in the PRC target company’s operating entity in a restricted industry (“Target Operating Entity”). Instead, we may conduct operations in China through a series of contractual arrangements with a VIE in China. Such contractual arrangements by and among PRC subsidiaries, the VIE, and the VIE’s shareholders may include (i) certain power of attorney agreements, a share pledge agreement and certain loan agreements; (ii) an exclusive business cooperation agreement which allows us to receive substantially all of the economic benefits from the VIE; and (iii) certain exclusive option agreements and certain spouse consent letters which provide us with an exclusive option to purchase all or part of the equity interests in and/or assets of the VIE when and to the extent permitted by PRC laws (“VIE Structure”). The PRC Target Company, through contractual arrangements, can consolidate the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP or IFRS, if it has the power to direct activities that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

These contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE. If the VIE or its shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by the VIE may be indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties regarding the interpretation and enforcement of the relevant laws and regulations. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of record holder of equity interest in the VIE, including such equity interest of such record holder, may be put under court custody. As a consequence, we cannot be certain that the equity interest will be disposed pursuant to the contractual arrangement or that the ownership by the record holder of such equity interest will be unchallenged. See “Risk Factors — Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China — If the PRC government deems that the contractual arrangements in relation to the potential PRC target company, the VIE, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.” In addition, if we acquire a target company that operates its business in the PRC through contractual arrangements, investors in our securities following a business combination would not hold equity interests in the VIE domiciled in China that is under our control and would instead hold equity interests in a British Virgin Islands holding company. You may never directly hold equity interests in PRC operating companies.

All of these contractual arrangements may be governed by and interpreted in accordance with PRC law, and disputes arising from these contractual arrangements may be resolved in court or through arbitration in China. Accordingly, these contracts will be interpreted in accordance with PRC laws and any disputes will be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. As at the date of this annual report, there are very few precedents and little official guidance as to how contractual arrangements should be interpreted or enforced under PRC law. The contractual arrangements have not been widely tested in a court of law in the PRC and there remain significant uncertainties regarding the ultimate outcome of arbitration should legal action become necessary. In the event we are unable to enforce the contractual arrangements with the PRC target company or the VIE entity of the PRC target company post business combination, we may not be able to exercise the power to direct activities that most impact the economic performance, bears the risks of, and enjoys the rewards for the purpose of consolidating the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP or IFRS (as discussed above) and we may be precluded from operating the business, which will have a material adverse effect on our financial condition and results of operations. In addition, there is uncertainty as to whether the courts of the British Virgin Islands or the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. For a description of the uncertainties of the VIE arrangements, see “Risk Factors — Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China.”

Transfers of Cash to and from our Potential VIE (Post Business Combination)

Goldenbridge Acquisition Limited is a holding company with no operations of its own. Our initial business combination target company may include a PRC Target Company which might require a VIE structure. As such, we may be required to conduct our operations in China primarily through our subsidiary and VIE in China. As a result, although other means are available for us to obtain financing at the holding company level, Goldenbridge Acquisition Limited’s ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by our PRC Target Company’s subsidiaries. If any of our subsidiaries incurs debt on its own in the future, the instruments governing such debt may restrict its ability to pay dividends to Goldenbridge Acquisition Limited. In addition, our PRC Target Company’s subsidiaries and VIE are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies.

Current PRC regulations permit the PRC Target Company’s indirect PRC subsidiaries to pay dividends to an overseas subsidiary, for example a subsidiary located in Hong Kong, only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of the PRC Target Company’s subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

The PRC government also imposes controls on the conversion of Renminbi (“RMB”), the legal currency of the PRC, into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if the PRC target company’s subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or the PRC target company and its subsidiaries are unable to receive all of the revenues from their operations through the VIE agreements, we may be unable to pay dividends on our ordinary shares.

Cash dividends, if any, on our ordinary shares will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we may rely on payments made from the VIE to the target’s PRC subsidiary, a wholly foreign-owned enterprise (“WFOE”), pursuant to VIE agreements between them, and the distribution of such payments to our overseas subsidiary as dividends from thee WFOE. Certain payments from the VIE to WFOE are subject to PRC taxes, including business taxes and VAT.

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

Enforceability of Civil Liabilities

PRC Law

Among our directors and officers, Jining Li and Kinpui Choi are residents of Hong Kong and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for a shareholder to effect service of process within the United States upon us or these persons, or to enforce against us or them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for a shareholder to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and these persons located in Hong Kong.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedure Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedure Law based either on treaties between China and the country where the judgment is made or on reciprocity between different jurisdictions, and PRC courts will not recognize or enforce these foreign judgments if PRC courts believe the foreign judgments violate the basic principles of PRC laws or national sovereignty, security or public interest after review. However, currently, China does not have treaties or reciprocity arrangement providing for recognition and enforcement of foreign judgments ruled by courts in the United States or the British Virgin Islands. Thus, we believe that it is uncertain whether a PRC court would enforce a judgment ruled by a court in the United States or the British Virgin Islands.

In addition, under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against a company in China for disputes if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. We believe that it will be, however, difficult for U.S. shareholders to originate actions against us in the PRC in accordance with PRC laws by virtue only of holding securities, to establish a connection to the PRC for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following this offering. We intend to utilize cash derived from the proceeds of this offering and the private placement of private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of this offering and the private placement of private units are intended to be applied generally toward effecting a business combination as described in this report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in this offering are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

U.S. laws and regulations, including the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China or Hong Kong.

The PCAOB is currently unable to conduct inspections on accounting firms in the PRC and Hong Kong without the approval of the relevant government authorities. The auditor and its audit work in the PRC or Hong Kong may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China or Hong Kong prevents the PCAOB from regularly evaluating the PRC or Hong Kong auditor’s audits and its quality control procedures. As a result, shareholders may be deprived of the benefits of PCAOB inspections if we complete a business combination with such companies.

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (the “HFCAA”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

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

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. Our auditor, Friedman LLP, headquartered in Manhattan, New York with no branches or offices outside the United States, is an independent registered public accounting firm registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess Friedman LLP’s compliance with applicable professional standards. The PCAOB currently has access to inspecting the working papers of our auditor. Our auditor is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

In the event that we complete a business combination with a company with substantial operations in China or Hong Kong and PCAOB is not able to fully conduct inspections of our auditor’s work papers in China or Hong Kong, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited under the HFCAA. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination with a China or Hong Kong-based company, our access to the U.S. capital markets and the price of our shares.

Future developments in respect of increase U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

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

Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China

Our principal executive offices are located in Hong Kong, our Sponsor is located in Hong Kong, and certain of our executive officers and/or directors are located in or have significant ties to Hong Kong, and we may seek to acquire a company that is based in China or Hong Kong or a PRC Target Company which might require a VIE structure in an initial business combination. Because of such ties to China or Hong Kong, we may be subjected to the laws, rules and regulations of the PRC. Accordingly, we will be subject to the following risks associated with acquiring and operating a target business with its primary operation in China.

If the PRC government deems that the contractual arrangements in relation to the potential PRC Target Company, the VIE, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

We are a holding company with no operations of its own. Our initial business combination target company may include a PRC Target Company which might require a VIE structure. The PRC Target Company, through contractual arrangements, can consolidate the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP or IFRS, if it has the power to direct activities that most significantly impact the economic performance of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. In that case, following the consummation of a business combination with a PRC Target Company, our securities would be securities of an offshore holding company instead of shares of the VIE in China. For a summary of the VIE contractual arrangements, see “Proposed Business — Initial Business Combination with a Company Based in China or Hong Kong.”

We will rely on WFOE’s contractual arrangements with the VIE and its shareholders to operate the business. These contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE. Under the contractual arrangements, as a legal matter, if the VIE or any of its shareholders executing the VIE Agreements fails to perform its, his or her respective obligations under the contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if shareholders of a variable interest entity were to refuse to transfer their equity interests in such variable interest entity to us or our designated persons when we exercise the purchase option pursuant to the contractual arrangements, we may have to take a legal action to compel them to fulfill their contractual obligations.

If (i) the applicable PRC authorities invalidate the contractual arrangements for violation of PRC laws, rules and regulations, (ii) any variable interest entity or its shareholders terminate the contractual arrangements, (iii) any variable interest entity or its shareholders fail to perform its/his/her obligations under the contractual arrangements, or (iv) if these regulations change or are interpreted differently in the future, the PRC Target Company’s business operations in China would be materially and adversely affected, and the value of your securities would substantially decrease or even become worthless. Further, if we fail to renew the contractual arrangements upon their expiration, we would not be able to continue the business operations unless the then current PRC law allows us to directly operate businesses in China.

In addition, if any VIE or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of the variable interest entities undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business and our ability to generate revenues.

All of the contractual arrangements will be governed by PRC law and provided for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts will be interpreted in accordance with PRC laws and any disputes will be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. In the event we are unable to enforce the contractual arrangements, we may not be able to exercise the power to direct activities that most impact the economic performance, bears the risks of, and enjoys the rewards for the purpose of consolidating the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP or IFRS (as discussed above) and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations.

Although based on industry practices, VIE contractual arrangements among WFOE, the VIE and its shareholders governed by PRC laws are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect, however, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may ultimately take a view that is contrary to the accepted industry practices with respect to VIE contractual arrangements. In addition, it is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. PRC government authorities may deem that foreign ownership is directly or indirectly involved in the VIE’s shareholding structure. If our potential corporate structure and contractual arrangements are deemed by the Ministry of Industry and Information Technology, or MIIT, or the Ministry of Commerce, or MOFCOM, or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of the consolidated VIE and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to the PRC Target Company’s business. Furthermore, if we or the VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of WFOE or the VIE;

●	discontinuing or placing restrictions or onerous conditions on our operations through any transactions among WFOE, the VIE and its subsidiaries;

●	imposing fines, confiscating the income from WFOE, the VIE or its subsidiaries, or imposing other requirements with which we or the VIE may not be able to comply;

●	placing restrictions on our right to collect revenues;

●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with the VIE and deregistering the equity pledges of the VIE, which in turn would affect our ability to consolidate, exercises the power to direct activities that most impact the economic performance, bears the risks of, or enjoys the rewards normally associated with ownership of the entity; or

●	taking other regulatory or enforcement actions against us that could be harmful to our business.

The imposition of any of these penalties will result in a material and adverse effect on our potential ability to conduct the business. In addition, it is unclear what impact the PRC government actions will have on us and on our ability to consolidate the financial results of the VIE in our consolidated financial statements, if the PRC government authorities were to find our potential corporate structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of the VIE or our right to receive substantially all the economic benefits and residual returns from the VIE and we are not able to restructure our ownership structure and operations in a timely and satisfactory manner, we will no longer be able to consolidate the financial results of the VIE in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, it will have a material adverse effect on our financial condition, results of operations and our securities shares may decline in value or be worthless.

The contractual arrangements under a VIE Structure may not be as effective as direct ownership in respect of our relationship with the VIE, and thus, we may incur substantial costs to enforce the terms of the arrangements, which we may not be able to enforce at all.

The contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE. For example, the VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the VIE Agreements, we rely on the performance by the VIE and its shareholders of their obligations under the contracts to exercise control over the VIE. The shareholders of the consolidated VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIE.

If the VIE or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of the VIE refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to the contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIE, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of the VIE and third parties were to impair our relationship with the VIE, our ability to consolidate the financial results of the VIE would be affected, which would in turn result in a material adverse effect on the business, operations and financial condition.

Any failure by the VIE or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

The shareholders of the VIE are referred as its nominee shareholders because although they remain the holders of equity interests on record in the VIE, pursuant to the terms of the relevant power of attorney, such shareholders have irrevocably authorized the individual appointed by the WFOE to exercise their rights as a shareholder of the relevant VIE. If the VIE, or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of the VIE were to refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations.

All of these contractual arrangements may be governed by and interpreted in accordance with PRC law, and disputes arising from these contractual arrangements may be resolved in court or through arbitration in China. Accordingly, these contracts will be interpreted in accordance with PRC laws and any disputes will be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. See “Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China — Uncertainties with respect to the PRC legal system could adversely affect us.” Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not consolidate the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP or IFRS, and our ability to conduct our business may be negatively affected.

In the event we were to successfully consummate a business combination with a target business with primary operation in PRC, we will be subject to restrictions on dividend payments following consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if PRC Target Company’s operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

The PRC government may intervene or influence the Target Operating Entity’s business operations at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in the Target Operating Entity’s business operations post business combination and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or be worthless.

Statements by the Chinese government in 2021 have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. The PRC has proposed new rules in 2021 that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China based internet giants. On November 14, 2021, the Cyberspace Administration of China, or CAC, has publicly solicited opinion on the Regulation on Network Data Security Management (Consultation Draft), which stipulates that data processor that undertakes data processing activities using Internet networks within China shall apply for the cybersecurity review if it conducts data processing activities that will or may have an impact on the national security. The review is mandatory if the data processor controls more than 1 million users’ personal information and intends to be listed in a foreign country, or if the data processor that will or may impact the national security seeks to be listed in Hong Kong. As of the date of this report, the Draft Regulation on Network Data Security Management has not been formally adopted. On December 28, 2021, the Cyberspace Administration of China, jointly with 12 departments under the State Council, promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect national security, shall conduct cyber security review. An operator, including operators of critical information infrastructure and data processors, who controls more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

Our initial business combination target company may include a PRC Target Company. Therefore, it is uncertain whether such PRC Target Company will be involved in the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Based on our understanding of currently applicable PRC laws and regulations, our registered public offering in the U.S. is not subject to the review or prior approval of the CAC or the CSRC. Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

As a result of merger and acquisition regulations implemented on September 8, 2006 (amended on June 22, 2009) relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On September 8, 2006, the Ministry of Commerce, together with several other government agencies, promulgated the Regulations on Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “M&A Regulations”, including its amendment on June 22, 2009), which implemented a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the M&A Regulations have largely centralized and expanded the approval process to the Ministry of Commerce, the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission (SASAC), and the CSRC. Depending on the structure of the transaction, these M&A Regulations will require the Chinese parties to make a series of applications and supplemental applications to one or more of the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to the Ministry of Commerce and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. If we seek to enter into a business combination with a PRC Target Company, additional compliance procedures may be required in connection with future offerings of our securities and our business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both our investors and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Since this document is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination with a company with major operation in China. Therefore, CSRC and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Additional compliance procedures may be required in connection with this offering and our business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

The Chinese government may exercise significant oversight and discretion over the conduct of our post-combination entity’s business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the PRC Target Company and the VIE were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate through a PRC Target Company and a VIE in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2, 2021 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, the PRC Target Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The PRC Target Company could be subject to regulations by various political and regulatory entities, including various local and municipal agencies and government sub-divisions, and these regulations may be interpreted and applied inconsistently by different agencies or authorities. The PRC Target Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede our development;

●	result in negative publicity or increase the Company’s operating costs;

●	require significant management time and attention; and

●	subject the post-combination entity to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

Our initial business combination target company may include a PRC Target Company. Therefore, it is uncertain when and whether we and the post-combination entity will be required to obtain permission from the PRC government to list on U.S. exchanges, and even when such permission is obtained, whether it will be denied or rescinded. Further, the promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably may impact the ability or way the post-combination entity may conduct its business and could require it to change certain aspects of its business to ensure compliance, which could decrease demand for its products or services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject it to additional liabilities. As such, the post-combination entity’s operations could be adversely affected, directly or indirectly, by existing or future PRC laws and regulations relating to its business or industry, which could result in a material adverse change in the value of our securities, potentially rendering it worthless. As a result, both our investors and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

Our post-combination entity may conduct most of its operations and generate most of its revenue in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our post-combination entity’s business, financial condition, results of operations and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our post-combination entity’s ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our post-combination entity’s ability to operate its business. Any actions by the PRC government to exert more oversight and control over offerings (including businesses whose primary operations are in Hong Kong) that are conducted overseas and/or foreign investments in Hong Kong- or PRC-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

We and our initial business combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

We and our initial business combination, if with a PRC Target Company, may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

For instance, various regulatory bodies in China, including CAC, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On November 14, 2021, the Cyberspace Administration of China has publicly solicited opinion on the Regulation on Network Data Security Management (Consultation Draft), which stipulates that data processor that undertakes data processing activities using Internet networks within China shall apply for the cybersecurity review if it conducts data processing activities that will or may have an impact on the national security. The review is mandatory if the data processor controls more than 1 million users’ personal information and intends to be listed in a foreign country, or if the data processor that will or may impact the national security seeks to be listed in Hong Kong. As of the date of this report, the Draft Regulation on Network Data Security Management has not been formally adopted. On December 28, 2021, the Cyberspace Administration of China, jointly with 12 departments under the State Council, promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect national security, shall conduct cyber security review. An operator, including operators of critical information infrastructure and data processors, who controls more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this report, we have not been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. As a result, it will not affect our process of searching for a business combination target until further certainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. However, if we or the combined company following a business combination are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we or the combined company following a business combination could be subject to cybersecurity review, and if so, it is uncertain whether we can or how long it will take us to obtain such approval or complete such procedures and any such approval could be rescinded and we may not be able to pass such review in relation to this offering, searching for a business combination target, or a business combination. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions, which may have material adverse effect on our business, financial condition or results of operations.

On June 10, 2021, the Standing Committee of the PRC National People’s Congress, or SCNPC, promulgated the PRC Data Security Law, which will take effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the SCNPC adopted the Personal Information Protection Law, which shall come into force as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

These rules could result in us not being able to acquire a potential target in the PRC, or our using time and working capital to pursue a transaction that cannot be completed because of the actions of regulators. As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we or the combined company following a business combination will comply with such regulations in all respects and we or the combined company following a business combination may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We or the combined company following a business combination may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, this offering and our reputation and could result in a loss of your investment in our ordinary shares, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, have been subjected to intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company if we target a PRC company with respect to the initial business combination. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, we will be severely hampered and your investment in our securities could be rendered worthless.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination if it was prior to 15 wait months from the closing of our offering or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We may face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

The approval of the China Securities Regulatory Commission is not required in connection with our offering, however, if required, we cannot predict whether we will be able to obtain such approval.

The M&A Regulations, adopted by six PRC regulatory agencies requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by any such special purpose vehicle seeking CSRC’s approval of overseas listings. However, substantial uncertainty remains regarding the scope and applicability of the M&A Regulations and the CSRC approval requirement to offshore special purpose vehicles.

In addition, the Opinions jointly issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council (the “Opinions”), which were made available to the public on July 6, 2021, call for strengthened regulation over illegal securities activities and supervision of overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. The Opinions also provide that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities. As of the date of this report, no official guidance and related implementation rules have been issued in relation to the recently issued Opinions and the interpretation and implementation of the Opinions remain unclear at this stage.

Based on our understanding of the current PRC laws and regulations, our company is not required to obtain any prior permission under the M&A Regulations or the Opinions from any PRC governmental authorities (including the CSRC) for consummating our offering, given that: (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under our prospectus dated March 1, 2021 are subject to the M&A Regulations; and (b) our company is a blank check company newly incorporated in the British Virgin Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this offering from the CSRC or any other PRC governmental authorities. However, there remains some uncertainty and no assurance as to how our interpretations to the M&A Rules and the Opinions will be interpreted or implemented by the relevant PRC governmental authorities, including the CSRC, or that the CSRC or any other PRC governmental authorities would not promulgate new rules or adopt new interpretation of existing rules that would require us to obtain CSRC or other PRC governmental approvals for our offering or, in the context of an overseas offering or if we decide to consummate the business combination with a target business based in and primarily operating in China.

Furthermore, CAC, issued the draft amendment to the Cybersecurity Review Measures in July 2021, which provides, among other things, that an application for cyber security review shall be made by an issuer who is a critical information infrastructure operator or a data processing operator as defined therein before such issuer’s listing in a foreign country if the issuer possesses personal information of more than one million users, and that the relevant governmental authorities in the PRC may initiate cybersecurity review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect national security. Such draft amendment was released for public comment, and its provisions and anticipated adoption or effective date are subject to changes and thus its interpretation and implementation remain substantially uncertain.

While the application of the M&A Rules remains unclear, we believe that the CSRC approval was not required in the context of our offering. However, there can be no assurance that the relevant PRC government agencies, including the CSRC, would reach the same conclusion. If the CSRC or another PRC governmental authority subsequently determines that its approval is needed for our offering, or for our business combination with a target business based in and primarily operating in China, or approval obtained for the business combination is subsequently rescinded, we may face adverse actions or sanctions by the CSRC or other PRC governmental authorities. These governmental authorities may delay a potential business combination, impose fines and penalties, limit our operations in China, or take other actions that could result in our inability to consummate an initial business combination with a China-based business, or materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities or the continued listing on U.S. exchange. Any changes in PRC law, regulations, or interpretations may severely affect our operations after our IPO. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching of a potential target company in China.

If we decide to consummate our business combination with a target business based in and primarily operating in China, the combined company’s business operations in China through its subsidiaries and VIEs, as applicable, are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

Uncertainties with respect to the PRC legal system could adversely affect us.

Our principal executive offices are located in Hong Kong, our Sponsor is located in Hong Kong, and certain of our executive officers and/or directors are located in or have significant ties to Hong Kong, and we may seek to acquire a company that is based in China or Hong Kong in an initial business combination. The uncertainties in the interpretation and enforcement of PRC laws, rules and regulations would apply to us if we were to acquire a company that is based in China or Hong Kong regardless of whether we have a VIE structure or direct ownership structure post-business combination. Because of such ties to China or Hong Kong, we may be governed by PRC laws and regulations. PRC companies and variable interests entities are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds of our offering to make loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any loans to PRC subsidiaries are subject to PRC regulations. For example, loans by us to subsidiaries in China, which are foreign invested entities (“FIEs”), to finance their activities cannot exceed statutory limits and must be registered with SAFE. On March 30, 2015, SAFE promulgated Hui Fa [2015] No.19, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB. The foreign exchange capital, for which the monetary contribution has been confirmed by the foreign exchange authorities (or for which the monetary contribution has been registered for account entry) in the capital account of a foreign-invested enterprise may be settled at a bank as required by the enterprise’s actual management needs. Foreign-invested enterprises with investment as their main business (including foreign-oriented companies, foreign-invested venture capital enterprises and foreign-invested equity investment enterprises) are allowed to, under the premise of authenticity and compliance of their domestic investment projects, carry out based on their actual investment scales direct settlement of foreign exchange capital or transfer the RMB funds in the foreign exchange settlement account for pending payment to the invested enterprises’ accounts.

On May 10, 2013, SAFE released Circular 21, which came into effect on May 13, 2013. According to Circular 21, SAFE has simplified the foreign exchange administration procedures with respect to the registration, account openings and conversions, settlements of FDI-related foreign exchange, as well as fund remittances.

Circular 21 may significantly limit our ability to convert, transfer and use the net proceeds from this offering and any offering of additional equity securities in China, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

We may also decide to finance the PRC Target Company’s subsidiaries by means of capital contributions. These capital contributions must be approved by MOFCOM or its local counterpart, which usually takes no more than 30 working days to complete. We may not be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to the PRC Target Company’s subsidiaries. If we fail to receive such approvals, we will not be able to capitalize our PRC operations, which could adversely affect our liquidity and our ability to fund and expand our business.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on the PRC Target Company’s business and results of operations we may pursue in the future.

If our initial business combination target is a PRC company or Hong Kong with operations in China or Hong Kong, its business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, the PRC Target Company’s financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, and since 2012, China’s economic growth has slowed down. Any prolonged slowdown in the Chinese economy may reduce the demand for the PRC Target Company’s products and services and materially and adversely affect its business and results of operations.

You may face difficulties in protecting your interests and exercising your rights as a shareholder since we conduct substantially all of our operations in China, and certain of our executive officers and/or directors reside outside the U.S.

Although we are incorporated in the British Virgin Islands, our initial business combination target may be a PRC or Hong Kong company with substantially all of its operations in China. Further, certain of our current executive officers and/or our directors reside outside the U.S. and substantially all of the assets of those persons are located outside of the U.S. It may be difficult for you to conduct due diligence on the Company or such directors in your election of the directors and attend shareholders meeting if the meeting is held in China. As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely or predominantly within the U.S.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management based on foreign laws.

Although we are incorporated in the British Virgin Islands, our initial business combination target may be a PRC or Hong Kong company with substantially all of its operations in China. Further, our Sponsor and two of our directors are located in Hong Kong and substantially all of the assets of those persons are located outside the U.S.. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons located in Hong Kong. In addition, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the British Virgin Islands and many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Our initial business combination target may be a PRC company with substantially all of its revenues in RMB. If a VIE structure is required for the PRC Target Company, all of our income will be primarily derived from dividend payments from PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of the PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands post business combination, we may not be able to pay dividends in foreign currencies to our security-holders.

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

(3)	See attached Exhibit Index of this Annual Report on Form 10-K/A

(b) Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 1, 2021, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.5	Warrant Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.6	Rights Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.7	Form of Unit Purchase Option between the Registrant and Maxim Partners LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.8	Description of Securities (incorporated by reference to Exhibit 4.8 to the Current Report on Amendment No. 2 to Form 10-K filed with the Securities & Exchange Commission on July 15, 2022)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.2	Investment Management Trust Account Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.3	Stock Escrow Agreement, dated March 1, 2021, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.4	Registration Rights Agreement, dated March 1, 2021, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Maxim Group LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer *

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

101.INS	Inline XBRL Instance Document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENBRIDGE ACQUISITION LIMITED

Dated: August 10, 2022	By:	/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yongsheng Liu	Chief Executive Officer and Chief Financial Officer	August 10, 2022
Yongsheng Liu	(Principal executive officer) and Director

/s/ Ray Chen	Chief Operating Officer	August 10, 2022
Ray Chen

/s/ Jining Li	Director	August 10, 2022
Jining Li

/s/ Kinpui Choi	Independent Director	August 10, 2022
Kinpui Choi

/s/ Michael Chen	Independent Director	August 10, 2022
Michael Chen

/s/ Claude P. Franco	Independent Director	August 10, 2022
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