Form 10-K/A
period 2021-06-30
Goldenbridge Acquisition Ltd
filed 2022-09-28
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 4 to

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

The number of shares issued and outstanding of the Registrant’s ordinary shares as of September 28, 2022 was 7,566,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

THIS AMENDMENT NO. 4 TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2021 (THE “ORIGINAL 10-K”) IS BEING FILED TO (A) UPDATE PART I. ITEM 1. BUSINESS AND ITEM 1A, RISK FACTORS, (B) CORRECT AN INADVERTENT TYPO ERROR FOR THE NUMBER OF NET CASH PROVIDED BY FINANCING ACTIVITIES AS OF JUNE 30, 2021 INCLUDED IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS AND (C) PROVIDE UPDATED CERTIFICATIONS PURSUANT TO SECTION 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002. THESE REVISIONS ARE BEING MADE IN RESPONSE TO SEC COMMENTS. FOR CONVENIENCE, THIS AMENDMENT SETS FORTH THE ORIGINAL 10-K FILING, AS AMENDED ON DECEMBER 22, 2021, JULY 15, 2022 AND AUGUST 10, 2022, IN ITS ENTIRETY AS AMENDED WHERE NECESSARY TO REFLECT THE AMENDMENT NO. 4. THIS AMENDMENT NO. 4 SHOULD BE READ IN CONJUNCTION WITH THE ORIGINAL 10-K FILED ON SEPTEMBER 1, 2021, AS AMENDED ON DECEMBER 22, 2021, JULY 15, 2022 AND AUGUST 10, 2022, AND THE COMPANY’S OTHER FILINGS MADE WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION SUBSEQUENT TO THE FILING OF THE ORIGINAL 10-K ON SEPTEMBER 1, 2021, INCLUDING THE AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K FILED ON DECEMBER 22, 2021, THE AMENDMENT NO. 2 TO THE ANNUAL REPORT ON FORM 10-K FILED ON JULY 15, 2022 AND THE AMENDMENT NO. 3 TO THE ANNUAL REPORT ON FORM 10-K FILED ON AUGUST 10, 2022. THE ORIGINAL 10-K FILED ON SEPTEMBER 1, 2021, AS AMENDED ON DECEMBER 22, 2021, JULY 15, 2022 AND AUGUST 10, 2022, HAS NOT BEEN AMENDED OR UPDATED TO REFLECT EVENTS OCCURRING AFTER SEPTEMBER 1, 2021, EXCEPT AS SPECIFICALLY SET FORTH IN THIS AMENDMENT NO. 4.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our ordinary shares subject to redemption are classified for as outside permanent equity and the changes in classification could have a material effect on our financial results.

●	We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq could delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.

●	U.S. laws and regulations, including the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China or Hong Kong.

●	We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Risks Related to Doing Business in Jurisdictions We Operate

●	All our operations are through our office space located in Hong Kong. However, due to the long arm provisions under the current PRC laws and regulations, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our ordinary shares. Changes in the policies, regulations, rules, and the enforcement of laws of the Chinese government may also be quick with little advance notice and our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain.

●	If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action may significantly limit or completely hinder our ability to offer or continue to offer ordinary shares to investors and cause the value of our ordinary shares to significantly decline or be worthless.

●	The Hong Kong legal system embodies uncertainties which could limit the legal protections available to the Company.

●	A downturn in the Hong Kong, China or global economy, and economic and political policies of China could materially and adversely affect our business and financial condition.

Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China

●	If the PRC government deems that the contractual arrangements in relation to the potential PRC Target Company, the VIE, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

●	The contractual arrangements under a VIE Structure may not be as effective as direct ownership in respect of our relationship with the VIE, and thus, we may incur substantial costs to enforce the terms of the arrangements, which we may not be able to enforce at all.

●	In the event we were to successfully consummate a business combination with a target business with primary operation in PRC, we will be subject to restrictions on dividend payments following consummation of our initial business combination.

●	The PRC government may intervene or influence the Target Operating Entity’s business operations at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in the Target Operating Entity’s business operations post business combination and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or be worthless.

●	China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. If we seek to enter into a business combination with a PRC Target Company, additional compliance procedures may be required in connection with future offerings of our securities and our business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both our investors and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

●	The Chinese government may exercise significant oversight and discretion over the conduct of our post-combination entity’s business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the PRC Target Company and the VIE were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

●	We and our initial business combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on the PRC Target Company’s business and results of operations we may pursue in the future.

●	You may face difficulties in protecting your interests and exercising your rights as a shareholder since we conduct substantially all of our operations in China, and certain of our executive officers and/or directors reside outside the U.S.

●	You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management based on foreign laws.

Enforceability of Civil Liabilities

PRC Law

Among our directors and officers, Jining Li and Kinpui Choi are residents of Hong Kong and all or a substantial portion of their assets are located outside the United States. We are headquartered in Hong Kong. Our sponsor is also located in Hong Kong. As a result, it may be difficult for a shareholder to effect service of process within the United States upon us or these persons, or to enforce against us or them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for a shareholder to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and these persons located in Hong Kong.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedure Law. Due to the long arm provisions of the current PRC laws and regulations, the PRC Civil Procedure Law will be applicable in Hong Kong. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedure Law based either on treaties between China and the country where the judgment is made or on reciprocity between different jurisdictions, and PRC courts will not recognize or enforce these foreign judgments if PRC courts believe the foreign judgments violate the basic principles of PRC laws or national sovereignty, security or public interest after review. However, currently, China does not have treaties or reciprocity arrangement providing for recognition and enforcement of foreign judgments ruled by courts in the United States or the British Virgin Islands. Thus, we believe that it is uncertain whether and on what basis a PRC court would enforce a judgment ruled by a court in the United States or the British Virgin Islands. As such, there is uncertainty as to the cost and time constraints associated with seeking enforcement of such a judgement in PRC.

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

Goldenbridge is not a Chinese operating company, but an offshore holding company incorporated in the British Virgin Islands (“BVI”). As a holding company with no material operation of our own, we conduct our operations through an office space in Hong Kong. We currently do not have or intend to have any contractual arrangement to establish a variable interest entity (“VIE”) structure with any entity in China.

Because our operations are primarily conducted through an office space located in Hong Kong and our sponsor and certain of our executive officers and/or directors are located in or have significant ties to Hong Kong, we may be subject to unique risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to the cybersecurity review and regulatory review of oversea listing of our ordinary shares through an offshore holding company. We are also subject to the risks of uncertainty about any future actions of the Chinese government or authorities in Hong Kong in this regard. Should the Chinese government choose to exercise significant oversight and discretion over the conduct of our business, they may intervene in or influence our operations. Such governmental actions:

●	could result in a material change in our operations and/or the value of our ordinary shares;

●	could significantly limit or completely hinder our ability to continue our operations;

●	could significantly limit or hinder our ability to offer or continue to offer our ordinary shares to investors; and

●	may cause the value of our ordinary shares to significantly decline or be worthless.

We are aware that recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what the potential impact such modified or new laws and regulations will have on Goldenbridge’s daily business operation, its ability to accept foreign investments and the listing of our ordinary shares on a U.S. or other foreign exchanges. These actions could result in a material change in our operations and/or the value of our ordinary shares and could significantly limit or completely hinder our ability to offer or continue to offer our ordinary shares to investors.

Based on our understanding of the current PRC laws, as of the date of this annual report, Goldenbridge is not required to obtain any permissions or approvals from any PRC authorities before listing in the U.S. and to issue our ordinary shares to foreign investors, including the Cyberspace Administration of China (the “CAC”) or the China Securities Regulatory Commission (the “CSRC”) because (i) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours are subject to this regulation; and (ii) Goldenbridge operates through an office space located in Hong Kong and is not included in the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC. However, we believe that uncertainties still exist, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. In the event that (i) the PRC government expanded the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC and that we are required to obtain such permissions or approvals; or (ii) we inadvertently concluded that relevant permissions or approvals were not required or that we did not receive or maintain relevant permissions or approvals required, any action taken by the PRC government could significantly limit or completely hinder our operations in Hong Kong and our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

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

Risks Related to Doing Business in Jurisdictions We Operate

All our operations are through our office space located in Hong Kong. However, due to the long arm provisions under the current PRC laws and regulations, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our ordinary shares. Changes in the policies, regulations, rules, and the enforcement of laws of the Chinese government may also be quick with little advance notice and our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain.

Goldenbridge is a holding company with no material operations of its own and we conduct our operation through our office located in Hong Kong. As of the date of this annual report, we are not materially affected by recent statements by the Chinese Government indicating an extent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. However, due to long arm provisions under the current PRC laws and regulations, there remains regulatory uncertainty with respect to the implementation and interpretation of laws in China. The PRC government may choose to exercise significant oversight and discretion, and the policies, regulations, rules, and the enforcement of laws of the Chinese government to which we are subject may change rapidly and with little advance notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC and our assertions and beliefs of the risk imposed by the PRC legal and regulatory system are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede our development;

●	result in negative publicity or increase our operating costs;

●	require significant management time and attention; and

●	subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

We are aware that recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange.

Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and foreign investment in China-based issuers, which may result in a material change in our operations and/or the value of our ordinary shares. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or way we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could increase costs, require us to obtain licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our ordinary shares, potentially rendering it worthless.

If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action may significantly limit or completely hinder our ability to offer or continue to offer ordinary shares to investors and cause the value of our ordinary shares to significantly decline or be worthless.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On December 24, 2021, the CSRC published the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Administration Provisions”), and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (the “Measures”), which are now open for public comment.

Furthermore, on July 10, 2021, the CAC issued a revised draft of the Measures for Cybersecurity Review for public comments, which required that, among others, in addition to “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities. On December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the “Revised Review Measures”, which became effective and replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Moreover, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year. Given the recency of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation.

We do not currently expect the Revised Review Measures to have an impact on our business, operations or our offering as we do not believe that Goldenbridge is deemed to be an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users, that are required to file for cybersecurity review before listing in the U.S., because (i) Goldenbridge is incorporated in the BVI and operating through an office located in Hong Kong and the Revised Review Measures remains unclear whether it shall be applied to a BVI holding company operating through an office located in Hong Kong; (ii) Goldenbridge operates without any subsidiary or VIE structure in mainland China; (iii) as of date of this annual report, Goldenbridge has not collected and stored any personal information of PRC individuals; and (vi) as of the date of this annual report, Goldenbridge has not been informed by any PRC governmental authority of any requirement that it files for a cybersecurity review. However, there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. If Goldenbridge is deemed to be an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users, Goldenbridge’s operation and the listing of our ordinary shares in the U.S. could be subject to CAC’s cybersecurity review in the future.

Based on our understanding of the current PRC laws, as of the date of this annual report, Goldenbridge is not required to obtain any permission or approval from PRC authorities to obtain any licenses or approvals for offering securities to foreign investors and while seeking a target for the initial business combination, or to operate and to issue our securities to foreign investors and to list on a US exchange, including the CSRC or the CAC, because (i) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours are subject to this regulation; and (ii) Goldenbridge was established in the BVI and operates through an office space located in Hong Kong and is not included in the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC.

Uncertainties still exist, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. In the event that (i) the PRC government expanded the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC that we are required to obtain such permissions or approvals; or (ii) we inadvertently concluded that relevant permissions or approvals were not required or that we did not receive or maintain relevant permissions or approvals required, any action taken by the PRC government could significantly limit or completely hinder our operations in PRC and our ability and to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

The Hong Kong legal system embodies uncertainties which could limit the legal protections available to the Company.

Hong Kong is a Special Administrative Region of the PRC and enjoys a high degree of autonomy under the “one country, two systems” principle. The Hong Kong Special Administrative Region’s constitutional document, the Basic Law, ensures that the current political situation will remain in effect for 50 years. Hong Kong has enjoyed the freedom to function in a high degree of autonomy for its affairs, including currencies, immigration and custom, independent judiciary system and parliamentary system. However, we are not in any position to guarantee the implementation of the “one country, two systems” principle and the level of autonomy as currently in place at the moment. Any changes in the state of political environment in Hong Kong may materially and adversely affect our business and operation.

A downturn in the Hong Kong, China or global economy, and economic and political policies of China could materially and adversely affect our business and financial condition.

Our business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in Hong Kong and China generally and by continued economic growth in Hong Kong and China as a whole. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us.

Economic conditions in Hong Kong and China are sensitive to global economic conditions. Any prolonged slowdown in the global or Chinese economy may have a negative impact on our business, results of operations and financial condition. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

The recent outbreak of war in Ukraine has already affected global economic markets, and the uncertain resolution of this conflict could result in protracted and/or severe damage to the global economy. Russia’s recent military interventions in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect our client’s business and our business, even though we do not have any direct exposure to Russia or the adjoining geographic regions. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond their control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

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

GOLDENBRIDGE ACQUISITION LIMITED

Dated: September 28, 2022	By:	/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yongsheng Liu	Chief Executive Officer and Chief Financial Officer	September 28, 2022
Yongsheng Liu	(Principal executive officer) and Director

/s/ Ray Chen	Chief Operating Officer	September 28, 2022
Ray Chen

/s/ Jining Li	Director	September 28, 2022
Jining Li

/s/ Kinpui Choi	Independent Director	September 28, 2022
Kinpui Choi

/s/ Michael Chen	Independent Director	September 28, 2022
Michael Chen

/s/ Claude P. Franco	Independent Director	September 28, 2022
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

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended	Period from August 12, 2019 (inception) through
	June 30, 2021	June 30, 2020
	(As restated)

Cash flow from operating activities
Net loss	$(819,366)	$(34,625)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(30,000)	-
Interest income earned in cash and investments held in trust account	(2,817)	-

Change in operating assets and liabilities:
Increase in prepayments	(134,139)	-
Increase in accrued liabilities	71,090	6,410

Cash used in operating activities	(915,232)	(28,215)

Cash flows from investing activities
Proceeds deposited in Trust Account	(57,500,000)	-

Net cash used in investing activities	(57,500,000)	-

Cash flows from financing activities
Proceeds from unit purchase option	100	-
Proceeds from public offering, net of offering expenses	55,662,806	-
Proceeds from private placement	3,500,000	-
Proceeds from issuance of ordinary shares to Initial Shareholder	-	25,000
(Repayments to) advances from a related party	(69,551)	79,532

Net cash provided by financing activities	59,093,355	104,532

NET CHANGE IN CASH	678,123	76,317

Cash, beginning of year	76,317	-

Cash, end of year	$754,440	$76,317

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Unrealized loss on marketable debt securities	$(3,666)	$-
Initial classification of shares subject to redemption	$56,818,181	$-
Allocation of offering costs to ordinary shares subject to redemption	$3,804,045	$-
Accretion of carrying value to redemption value	$(4,485,864)	$-
Deferred underwriting compensation	$2,012,500	$-
Initial recognition of warrant liabilities	$770,000	$-

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