Form 10-K
period 2022-06-30
Goldenbridge Acquisition Ltd
filed 2022-09-30
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No ☐

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on December 31, 2021, as reported on The Nasdaq Stock Market, was approximately $57,040,000.

As of September 30, 2022, there were 7,566,250 ordinary shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GOLDENBRIDGE ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended June 30, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering

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

part I

ITEM 1. BUSINESS

Introduction

Goldenbridge Acquisition Limited (“Goldenbridge,” “we,” or “us”) is a British Virgin Islands exempted company incorporated on August 12, 2019 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we currently intend to focus on opportunities in the artificial intelligence and any other related technology innovations market.

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

Furthermore, if we consummate an initial business combination with PRC Target Company or a company located in Hong Kong, we may use a corporate structure without direct equity ownership held by foreign investors. Therefore, a series of contractual arrangements may be entered into between the PRC operating entities, which are consolidated variable interest entities (the “VIEs”) of the combined company, as well as the VIEs’ founders and owners, on one side, and a PRC subsidiary of the combined company which may be a company incorporated in the British Virgin Islands, on the other side. To the extent that the combined company conducts its operations in China through its PRC subsidiaries and VIEs, such corporate structure involves unique risks to investors after the business combination, as the combined company does not hold any direct equity interest in the PRC operating entities. All of these contractual arrangements may be governed by and interpreted in accordance with PRC law, and disputes arising from these contractual arrangements may be resolved in court or through arbitration in China. However, the legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. As of the date of this report, there are very few precedents and little official guidance as to how contractual arrangements should be interpreted or enforced under PRC law. The contractual arrangements have not been widely tested in a court of law in the PRC and there remain significant uncertainties regarding the ultimate outcome of arbitration should legal action become necessary. As such, if we enter into a business combination with a China-based business utilizing a VIE structure, we and investors may face significant uncertainty about potential future actions by the PRC government that could affect the legality and enforceability of the contractual arrangements with the VIEs and, consequently, significantly affect the financial performance of the combined company as a whole. For a detailed description of the risks associated with this potential corporate structure, see “Risk Factors — Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in China” and “Business — Initial Business Combination with a Company Based in China or Hong Kong” for further details on the VIE structure. Under the VIE arrangement, the dividends or other distributions to be paid by our future PRC subsidiaries to their overseas holding company will depend on such PRC subsidiaries’ entitlement to substantially all of the economic benefits of the VIEs, which are typically in the form of services fees or license fees payable by the VIEs to our PRC subsidiaries under various VIE agreements. Such contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE and we may be adversely affected if we experience difficulties in settling the amounts owed to our PRC subsidiaries by the VIEs. Regardless of whether we have a VIE structure or direct ownership structure post-business combination, we may depend on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements. Such dividends and other distributions may be subject to the PRC government’s regulations relating to the conversion of Renminbi into foreign currencies and the remittance of such currencies out of the PRC, which may limit our PRC subsidiaries’ ability to distribute earnings to us or may otherwise adversely affect us. Furthermore, even though we may wish to transfer cash proceeds raised from overseas financing activities to our PRC subsidiaries via capital contribution or shareholder loans, the PRC government’s regulations relating to foreign exchange may limit our ability to make loans to or inject capital into our PRC subsidiaries or the ability of our PRC subsidiaries to pay back such loans to us.

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

Recent Developments

On September 30, 2021, Goldenbridge, AgiiPlus Global Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Goldenbridge, AgiiPlus Corporation Inc., a Cayman Islands exempted company and a wholly owned subsidiary of AgiiPlus Global Inc., AgiiPlus Inc., a Cayman Islands exempted company (“AgiiPlus”), certain shareholders of AgiiPlus (“AgiiPlus Shareholders”), and Mr. Jing Hu, as representative of shareholders of AgiiPlus (collectively, the “Parties”), entered into an agreement and plan of merger (the “2021 Merger Agreement”).

On February 22, 2022, Goldenbridge issued one unsecured promissory note in an amount of $575,000, to AgiiPlus, in exchange for AgiiPlus depositing such amount into Goldenbridge’s trust account in order to extend the time it has available to complete a business combination for an additional three (3) months period, from March 4, 2022 to June 4, 2022. The note was terminated and no amount will be due from us to AgiiPlus under the terms thereof.

On May 2, 2022, the Parties entered into a Termination and Fee Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Parties agreed to mutually terminate the 2021 Merger Agreement, subject to the representations, warranties, conditions and covenants set forth in the Termination Agreement. In conjunction with the termination of the 2021 Merger Agreement, the Additional Agreements (as defined in the 2021 Merger Agreement) (including the Shareholder Supporting Agreements) have also been terminated in accordance with their respective terms as of May 2, 2022, the Termination Date. The Termination Agreement provides that as a reimbursement of certain expenses incurred by Goldenbridge in connection with the 2021 Merger Agreement and pursuing a transaction with AgiiPlus, and in consideration of the representations, warranties, covenants and agreements contained therein, AgiiPlus shall pay to Goldenbridge an amount of $150,000 within fifteen (15) business days of the Termination Date.

On May 23, 2022, Goldenbridge, SunCar Technology Group Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Goldenbridge (“Purchaser”), SunCar Technology Global Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub,” together with Goldenbridge, Purchaser, the “Purchaser Parties”), Auto Services Group Limited, a Cayman Islands exempted company (“SunCar”), the principal shareholders of SunCar (“Principal Shareholders”), and Ye Zaichang, as representative of the Principal Shareholders, entered into an Agreement and Plan of Merger (the “Merger Agreement”).

On May 26, 2022, Goldenbridge issued one unsecured promissory note in an amount of $575,000, to SunCar, in exchange for SunCar depositing such amount into Goldenbridge’s trust account in order to extend the amount of time it has available to complete a business combination for an additional three (3) months period, from June 4, 2022 to September 4, 2022. Subsequently, on August 25, 2022, Goldenbridge issued one unsecured promissory note in an amount of $575,000, to SunCar, in exchange for SunCar depositing such amount into Goldenbridge trust account in order to extend the amount of time it has available to complete a business combination for an additional three (3) months period, from September 4, 2022 to December 4, 2022. Each note does not bear interest and mature upon closing of a business combination by Goldenbridge. In addition, each note may be converted by the holder into units of Goldenbridge identical to the units issued in Goldenbridge’s initial public offering at a price of $10.00 per unit.

Merger Agreement

On May 23, 2022, Goldenbridge, SunCar Technology Group Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Goldenbridge (“Purchaser”), SunCar Technology Global Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub,” together with Goldenbridge, Purchaser, the “Purchaser Parties”), Auto Services Group Limited, a Cayman Islands exempted company (“SunCar”), the principal shareholders of SunCar (“Principal Shareholders”), and Ye Zaichang, as representative of the Principal Shareholders, entered into an agreement and plan of merger (the “Merger Agreement”).

Acquisition Merger and Acquisition Consideration

Upon the closing of the transactions contemplated by the Merger Agreement, Goldenbridge will merge with and into the Purchaser, resulting in all Goldenbridge shareholders becoming shareholders of the Purchaser as described under the below section titled “Reincorporation Merger.” Concurrently therewith, Merger Sub will merge with and into SunCar, resulting in the Purchaser acquiring 100% of the issued and outstanding equity securities of SunCar (the “Acquisition Merger”). Upon the closing of the Acquisition Merger, ordinary shares of Purchaser shall be reclassified into class A (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, collectively “Purchaser Ordinary Shares”) whereby each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to vote at general and special meetings of the post-closing company, and each Purchaser Class B Ordinary Share shall be entitled to 10 votes on all matters subject to vote at general and special meetings of the post-closing company.

The aggregate consideration to be paid to SunCar shareholders for the Acquisition Merger is US$800 million, payable in the form of a number of newly issued Purchaser Ordinary Shares (the “Closing Payment Shares”) valued at $10.00 per share. Under the Merger Agreement, 1,000,000 shares of the Closing Payment Shares (“Escrow Shares”) will be held in escrow for a period of six months after the closing to satisfy indemnification obligations.

In addition to the Closing Payment Shares, the chief executive officer of SunCar may be entitled to receive earn-out shares as follows: (i) 1,600,000 Purchaser Class A Ordinary Shares if SunCar’s revenue equals or exceeds US$258,000,000 for the fiscal year ending December 31, 2022, as reflected on the audited consolidated financial statements of SunCar as of and for the fiscal year ended December 31, 2022; (ii) 1,600,000 Purchaser Class A Ordinary Shares if SunCar’s revenue equals or exceeds US$352,000,000 for the fiscal year ending December 31, 2023, as reflected on the audited consolidated financial statements of SunCar as of and for the fiscal year ended December 31, 2023; and (iii) 1,600,000 Purchaser Class A Ordinary Shares if SunCar’s revenue equals or exceeds US$459,000,000 for the fiscal year ending December 31, 2024, as reflected on the audited consolidated financial statements of SunCar as of and for the fiscal year ended December 31, 2024.

Furthermore, the parties to the Merger Agreement agreed that immediately following the closing of the Acquisition Merger, Purchaser’s board of directors will consist of five (5) directors, a majority of whom shall qualify as independent directors under Nasdaq rules.

Under the Agreement, commencing from the closing of the transactions, certain SunCar shareholders shall be entitled to (i) make a written demand for registration under the Securities Act of all or part of their shares, with one minority shareholder, KMBP Holdings Limited, having the right to demand up to three registration statements covering some or all of its shares; and (ii)“piggy-back” registration rights with respect to registration statements filed following the consummation of the transactions. Purchaser will bear the expenses incurred in connection with the filing of any such registration statements.

Reincorporation Merger

Immediately prior to the Acquisition Merger, Goldenbridge will be merged with and into Purchaser, the separate corporate existence of Goldenbridge will cease and Purchaser will continue as the surviving corporation (the “Reincorporation Merger”). In connection with the Reincorporation Merger, every issued and outstanding unit of Goldenbridge shall separate into each unit’s individual components, consisting of one ordinary share, one warrant and one right, and all units shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist. In addition, each of Goldenbridge’s issued and outstanding securities will be converted into an equivalent amount of Purchaser’s securities, as follows:

●	Each ordinary share of Goldenbridge will be converted automatically into one Purchaser Class A Ordinary Share;

●	Each right to acquire one-tenth of one Goldenbridge ordinary share will be converted automatically into one right to acquire one-tenth of one Purchaser Class A Ordinary Share;

●	Each warrant entitled to purchase one half (1/2) of one Goldenbridge ordinary share at a price of $11.50 per whole share will be converted automatically into one warrant to purchase one half (1/2) of one Purchaser Class A Ordinary Share at a price of $11.50 per whole share; and

●	Each unit purchase option of Goldenbridge will be converted automatically into one unit purchase option of Purchaser.

Representations and Warranties

In the Merger Agreement, SunCar and the Principal Shareholders make certain representations and warranties (with certain exceptions set forth in the disclosure schedules to the Merger Agreement) relating to, among other things: (a) proper corporate organization of SunCar and its affiliates and subsidiaries and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) neither the execution, delivery nor performance of the Agreement need any consent, approval, license or other action of any government authority; (d) absence of conflicts; (e) capital structure; (f) accuracy of charter documents and corporate records; (g) required consents and approvals; (h) financial information; (i) absence of certain changes or events; (j) title to assets and properties; (k) material contracts; (l) ownership of real property; (m) licenses and permits; (n) compliance with laws; (o) ownership of intellectual property; (p) customers and suppliers; (q) employment and labor matters; (r) tax matters; (s) environmental matters; (t) brokers and finders; (u) that SunCar is not an investment company; (p) no Action pending or threatened against SunCar; and (u) other customary representations and warranties.

In the Merger Agreement, Goldenbridge makes certain representations and warranties relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) no governmental authorization required; (d) Non-Contravention; (e) brokers and finders; (f) capital structure; (g) validity of share issuance; (h) minimum trust fund amount; (i) validity of Nasdaq Stock Market listing; (j) SEC filing requirements and financial statements; (k) litigation; (l) compliance with laws; (m) material contracts; (n) that Goldenbridge is not an investment company; and (o) other customary representations and warranties.

Conduct Prior to Closing; Covenants

The parties to the Merger Agreement made customary representations, warranties and covenants in the Merger Agreement, including, among other things, covenants with respect to the conduct of SunCar and its affiliates/subsidiaries prior to the closing of the business combination. The parties have also agreed to customary “no shop” obligations.

The Merger Agreement also contains covenants providing for:

●	SunCar purchasing up to an aggregate of 400,000 of the insider shares held by the initial shareholders (as defined in the final prospectus of Goldenbridge as of March 1, 2021) at a price of $10.00 per share at the closing of the Acquisition Merger;

●	SunCar’s former shareholders obtaining the rights to appoint a majority of the members of the board of SunCar Technology Group Inc.; and

●	all rights to exculpation, indemnification and advancement of expenses existing in favor of D&O Indemnified Persons shall survive the closing and continue in full force and effect in accordance with their respective terms to the extent permitted by applicable Law.

Conditions to Closing

General Conditions

Consummation of the Merger Agreement and the transactions therein is conditioned on, among other things: (i) the absence of any order or provisions of any applicable Law making the transactions illegal or otherwise preventing the transactions; (ii) SunCar and Goldenbridge receiving approval from their respective shareholders to the transactions; (iii) there shall not be any Action brought by a third party that is not an Affiliate of the parties thereto to enjoin or otherwise restrict the consummation of the closing; (iv) the SEC shall have declared the Form F-4 effective; (v) no stop order suspending the effectiveness of the Registration Statement or any part thereof shall have been issued; and (vi) each of the Additional Agreements shall have been entered into and the same shall be in full force and effect; provided that the non-execution of the Lock-up Agreements by (a) shareholders who are not the Key Personnel nor Controlled by the Key Personnel and (b) grantees of SunCar options that are vested as of the closing, collectively holding no more than 5% of share capital in SunCar (on a fully-diluted basis) immediately prior to the closing shall not affect the closing or occurrence of the closing.

SunCar’s Conditions to Closing

The obligations of SunCar to consummate the transactions contemplated by the Merger Agreement, in addition to the conditions described above, are conditioned upon each of the following, among other things:

●	Purchaser Parties complying with all of their obligations under the Agreement in all material respects;

●	subject to applicable materiality qualifiers, the representations and warranties of Purchaser Parties being true on and as of the closing date of the transactions and Purchaser Parties complying with all required covenants in the Agreement;

●	Purchaser Parties complying with the reporting requirements under the Securities Act and Exchange Act, as applicable;

●	there having been no material adverse effect to Purchaser Parties; and

●	Purchaser shall remain listed on Nasdaq and the additional listing application for the Closing Payment Shares shall have been approved by Nasdaq.

Purchaser Parties’ Conditions to Closing

The obligations of Purchaser Parties to consummate the transactions contemplated by the Merger Agreement, in addition to the conditions described above in the first paragraph of this “Conditions to Closing” section, are conditioned upon each of the following, among other things:

●	SunCar and its subsidiaries complying with all of the obligations under the Agreement in all material respects;

●	subject to applicable materiality qualifiers, the representations and warranties of SunCar and its subsidiaries being true on and as of the closing date of the transactions and SunCar and its subsidiaries complying with all required covenants in the Agreement;

●	all necessary governmental approvals have been received in form and substance reasonably satisfactory;

●	there having been no material adverse effect to SunCar’s business;

●	Goldenbridge receiving legal opinions from SunCar’s counsels in the PRC and Cayman Islands; and

Termination

The Merger Agreement may be terminated and/or abandoned at any time prior to the closing, whether before or after approval of the proposals being presented to Goldenbridge’s shareholders, by:

●	Goldenbridge, if SunCar has materially breached any representations, warranties, agreements or covenants contained therein or in any Additional Agreement to be performed on or prior to the closing date, or the Agreement or the transactions contemplated thereby fail to be authorized or approved by the shareholders of SunCar, and such breach shall not be cured within fifteen (15) days following receipt by SunCar of a notice describing in reasonable detail the nature of such breach. Goldenbridge will be entitled to a break-up fee of $2,000,000 promptly after such termination, in absence of the factors set forth under the third point regarding force majeure below;

●	SunCar, if Goldenbridge has materially breached any of its covenants, agreements, representations, and warranties contained therein or in any Additional Agreement to be performed on or prior to the closing date and such breach has not been cured within fifteen (15) days following the receipt by Goldenbridge of a notice describing in reasonable detail the nature of such breach. SunCar will be entitled to a break-up fee of $2,000,000 promptly after such termination, in absence of the factors set forth under the third point regarding force majeure below;

●	For the avoidance of doubt, in the event of a force majeure such as the SEC holding the clearance of the Form F-4 for more than six months from the filing of such Registration Statement or the SEC’s proposed rules amendment on Special Purpose Acquisition Companies dated March 30, 2022 (Release No., 33-11048; IC-34549) becomes effective, such break-up fees will not apply.

Indemnification

Until six (6) months from and after the closing date, the Principal Shareholders of SunCar agreed to indemnify Purchaser from any and all losses incurred or sustained by the Purchaser as a result of or in connection with any breach, inaccuracy or nonfulfillment of any of the representations, warranties and covenants of SunCar contained in the Agreement. The indemnification applies only to amounts (in aggregate) in excess of $1,000,000, and the indemnification obligations are capped at the value of the shares that are being held in escrow. Such indemnification can only be satisfied with the cancellation of Purchaser Ordinary Shares.

The foregoing summary of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Merger Agreement, which is filed as Exhibit 2.1 to Goldenbridge’s Current Report on Form 8-K filed with the SEC on May 26, 2022 (“Form 8-K”), and incorporated herein by reference. Capitalized terms not otherwise defined above have the meaning ascribed to them in the Merger Agreement.

In addition to the Merger Agreement, the following agreements have been or will be entered into in connection with the closing of the contemplated business combination with SunCar.

Shareholder Support Agreements

Concurrently with the execution of the Merger Agreement, certain of SunCar’s officers, directors, founders and holders who collectively own approximately 87.86% of SunCar’ voting stock entered into support agreements, pursuant to which each such holder agreed to vote in favor of the business combination, subject to the terms of such shareholder support agreements. A copy of the form of shareholder support agreement is attached to the Form 8-K as Exhibit 10.1 and incorporated herein by reference.

Insider Share Purchase Agreement

In connection with the closing of the transactions, SunCar and the initial shareholders of Goldenbridge will enter into an Insider Share Purchase Agreement whereby SunCar will agree to buy up to an aggregate of 400,000 Goldenbridge ordinary shares held by the initial shareholders at a price of $10.00 per share for up to an aggregate purchase price of $4,000,000.

Escrow Agreement

In connection with the closing of the transactions, the Purchaser, Ye Zaichang as the representative of SunCar shareholders, and an escrow agent will enter into an Escrow Agreement, pursuant to which SunCar shareholders will deposit 1,000,000 of their Purchaser Ordinary Shares to secure the indemnification obligations as contemplated by the Agreement.

Lock-up Agreements

In connection with the closing of the transactions, Purchaser will enter into Lock-Up Agreements with certain SunCar shareholders, which will provide that such SunCar shareholders will not, within twelve (12) months from the closing of the business combination and subject to certain exceptions, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the ordinary shares issued in connection with the Acquisition Merger, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such shares, whether any of these transactions are to be settled by delivery of any such shares, in cash, or otherwise.

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

Management is currently evaluating the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s consolidated financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq could delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections. For more detailed information, see “Risk Factors - Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq could delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.” Our auditor is based in the United States and subject to inspection by PCAOB.

Our Management Team

We will seek to capitalize on the comprehensive experience and contacts of our executive officers in consummating an initial business combination. Our management team is currently comprised of Yongsheng Liu, Chairman,Chief Executive Officer and Chief Financial Officer, and Ray Chen, our Chief Operating Officer. Our management team brings a wealth of experience in identifying, negotiating with and conducting due diligence on potential candidates for acquisition.

Mr. Liu and Mr. Chen have experience with initial public offerings and business combinations for blank check companies. They have worked together on the formation, initial public offering and business combination for Wealthbridge Acquisition Limited (“Wealthbridge”) and Goldenstone Acquisition Limited (“Goldenstone”). Mr. Liu served as Chief Executive Officer and Chairman of Wealthbridge which consummated an initial public offering in February 2019 and closed its business combination with Scienjoy Inc. (“Scienjoy”) in May 2020, and has been serving as vice chairman of Scienjoy’s board of director since May 2020. Mr. Liu has served as the Chief Operating Officer of Goldenstone since April 2021. Mr. Chen served as Chief Operating Officer of Wealthbridge until May 2020 and currently serves as investor relation consultant of Scienjoy. Mr. Chen has served as Director and Chief Financial Officer of Goldenstone since April 2021.

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

On August 26, 2022, the PCAOB entered into a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC and, as summarized in the “Statement on Agreement Governing Inspections and Investigations of Audit Firms Based in China and Hong Kong” published on the U.S. Securities and Exchange Commission’s official website, the parties agreed to the following: (i) in accordance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation; (ii) the PCAOB shall have direct access to interview or take testimony from all personnel of the audit firms whose issuer engagements are being inspected or investigated; (iii) the PCAOB shall have the unfettered ability to transfer information to the SEC, in accordance with the Sarbanes-Oxley Act; and (iv) the PCAOB inspectors shall have access to complete audit work papers without any redactions, with view-only procedures for certain targeted pieces of information such as personally identifiable information. The PCAOB is required to reassess its determinations as to whether it is able to carry out inspection and investigation completely and without obstruction by the end of 2022.

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

Cash transfer through our organization

Goldenbridge Acquisition Limited is a newly organized blank check company incorporated under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities. As of June 30, 2022, the Company had not commenced any operations. All activities through June 30, 2022 relate to the Company’s formation and the Public Offering. Currently, we maintain our operating bank account in Hong Kong and obtain cash transfers from our Sponsor to fund and pay the offering expenses and daily operating activities, as needed. Cash transfers to and from our bank account are reflected within cash and cash equivalents, and we maintained $110,643 balance in cash and cash equivalents, as of June 30, 2022.

Up to June 30, 2022, we received the cumulative cash transfer of $1,150,000 from our Sponsor. No dividends or distribution have been made to date.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our IPO. We intend to utilize cash derived from the proceeds of our IPO and the private placement of private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our IPO and the private placement of private units are intended to be applied generally toward effecting a business combination as described in this report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our IPO were investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Selection of a Target Business

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings which will not commence until after the completion of this offering. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction), except that Yongsheng Liu, our Chief Executive Officer will receive HK$50,000 (or approximately US$6,427 based on an exchange rate of HK$7.78 to US$1.00 on August 23, 2021) per month for his services to us. If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this annual report, there is no affiliated entity that we consider a business combination target.

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

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on NASDAQ. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from NASDAQ. If Nasdaq delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 21 months, or until December 4, 2022,in order to be able to receive a pro rata share of the trust account.

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

Ability to Extend Time to Complete Business Combination

We initially had until March 4, 2022 to consummate our initial business combination. However, we have extended the period of time to consummate a business combination three (3) times, until December 4, 2022, after additional funds totaling $1,725,000 were deposited into the trust account. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, deposited into the trust account $575,000 ($0.10 per share in either case) for each three month extension, for the extension to December 4, 2022.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by December 4, 2022, it will trigger our automatic winding up, liquidation and subsequent dissolution pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, deposited into the trust account $575,000 for each three month extension, for the extension to December 4, 2022. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public rights will expire and will be worthless.

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

If we are unable to complete an initial business combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be $10.22. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders.

Although we have sought and will continue to seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Cross Wealth Investment Holding Limited, which is owned by our director, Jining Li, has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that he will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.22 due to claims of creditors.

We may redeem the outstanding warrants (excluding the private warrants and warrants underlying the units that may be issued upon conversion of working capital loans but including any outstanding warrants issued upon exercise of the unit purchase option issued to Maxim Group LLC), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon a minimum of 30 days’ prior written notice of redemption,

●	if, and only if, the last sales price of our ordinary shares equals or exceeds $16.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the foregoing conditions are satisfied and we issue a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the ordinary shares may fall below the $16.50 trigger price as well as the $11.50 warrant exercise price per full share after the redemption notice is issued and not limit our ability to complete the redemption.

The redemption criteria for our warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of our redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If we call the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether we will exercise our option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of our ordinary shares at the time the warrants are called for redemption, our cash needs at such time and concerns regarding dilutive share issuances.

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

In addition, in preparation of the Company’s financial statements as of and for the year ended June 30, 2021, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the year ended June 30, 2021. See “—the changes on classification of permanent equity could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting. Specifically, the Company’s management has concluded that control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained as they relate to the accounting for warrants and ordinary shares subject to possible redemption.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

On August 26, 2022, the PCAOB entered into a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC and, as summarized in the “Statement on Agreement Governing Inspections and Investigations of Audit Firms Based in China and Hong Kong” published on the U.S. Securities and Exchange Commission’s official website, the parties agreed to the following: (i) in accordance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation; (ii) the PCAOB shall have direct access to interview or take testimony from all personnel of the audit firms whose issuer engagements are being inspected or investigated; (iii) the PCAOB shall have the unfettered ability to transfer information to the SEC, in accordance with the Sarbanes-Oxley Act; and (iv) the PCAOB inspectors shall have access to complete audit work papers without any redactions, with view-only procedures for certain targeted pieces of information such as personally identifiable information. The PCAOB is required to reassess its determinations as to whether it is able to carry out inspection and investigation completely and without obstruction by the end of 2022.

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

On August 26, 2022, the PCAOB entered into a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC and, as summarized in the “Statement on Agreement Governing Inspections and Investigations of Audit Firms Based in China and Hong Kong” published on the U.S. Securities and Exchange Commission’s official website, the parties agreed to the following: (i) in accordance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation; (ii) the PCAOB shall have direct access to interview or take testimony from all personnel of the audit firms whose issuer engagements are being inspected or investigated; (iii) the PCAOB shall have the unfettered ability to transfer information to the SEC, in accordance with the Sarbanes-Oxley Act; and (iv) the PCAOB inspectors shall have access to complete audit work papers without any redactions, with view-only procedures for certain targeted pieces of information such as personally identifiable information. The PCAOB is required to reassess its determinations as to whether it is able to carry out inspection and investigation completely and without obstruction by the end of 2022.

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

Cross Wealth Investment Holding Limited, our sponsor, a British Virgin Islands company, which is controlled by our director, Jining Li, a Hong Kong national. Our sponsor owns approximately 6.22% of our outstanding shares as of the date of this annual report. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination (12 months from the consummation of our IPO, or up to 21 months, if we extend the time to complete a business combination as described in the prospectus dated March 1, 2021 relating to our IPO) our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.22 per share initially, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “GBRGU” on March 2, 2021. The ordinary shares, warrants and rights comprising the units began separate trading on Nasdaq on April 16, 2021, under the symbols “GBRG”, “GBRGW” and “GBRGR”, respectively.

Holders of Record

As of September 30, 2022, there were 7,566,250 of our ordinary shares issued and outstanding held by nine shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 6. [Reserved]

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity from inception up to March 4, 2021 was in preparation for the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period. However, we cannot assure you that our plans to complete a business combination will be successful.

For the years ended June 30, 2022 and 2021, we had a net loss of $286,103 and $819,366, respectively, which was comprised of change in fair value of warrant liabilities, interest and dividend income and general and administrative expenses.

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

For the year ended June 30, 2022, cash used in operating activities was $643,797. Net loss of $286,103 was impacted by interest earned on marketable securities held in the Trust Account of $19,333, an increase in fair value of derivative warrant liabilities of $100,000, sundry income earned due to note payable terminated of $575,000 and changes in operating assets and liabilities, which provided $136,639 of cash.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $58,754,548. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business.. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Deferred Underwriting Commission and Transaction Fee

Maxim Group LLC (“Maxim”) was engaged by Goldenbridge to act as its financial advisor in connection with a business combination with a special purpose acquisition company. For its services, Maxim has agreed to be paid entirely, other than customary expense reimbursement, in Goldenbridge Ordinary Shares, issued at the same per share price as issued as consideration in the Business Combination with SunCar, in an amount of such ordinary shares equal to 0.8% of the equity value of SunCar (the “Transaction Fee”). Assuming a per share price of $10 per share, such Transaction Fee payable upon consummation of the Business Combination would be approximately 640,000 PubCo Ordinary Shares (following exchange of such shares for Goldenbridge Ordinary Shares in the Business Combination). Other than piggyback rights to registration, Maxim’s shares would have the same rights as other holders of Goldenbridge Ordinary Shares in the Business Combination. Furthermore, under the terms of the underwriting agreement in connection with Goldenbridge’s IPO, Goldenbridge owes Maxim a deferred underwriting fee of $2,012,500 upon the completion of the Business Combination for its role as underwriter in the IPO (the “Deferred Underwriting Commission”). Maxim has rights to reimbursement of out-of-pocket expenses of to $5,000 in the aggregate, without prior approval of Goldenbridge, and such expenses upon invoice are payable only upon the successful closing of a business combination. On March 5, 2021, Maxim exercised its right to acquire an option to purchase up to a total of 287,500 units of Goldenbridge sold in its IPO (the “Unit Purchase Option”) for $100, provided that Maxim would be required to pay upon exercise of such option an exercise price of $11.50 per unit. As of June 30, 2022, the Unit Purchase Option has not been exercised by Maxim.

Right of First Refusal

According to its financial advisor agreement with Goldenbridge, Maxim has rights of first refusal, on a non-exclusive basis, to be underwriter or placement agent in connection with an equity, equity-linked, convertible or debt financing in connection with the Business Combination, although Maxim has rights to be a specified lead in such transaction if it so determines. To date, Maxim has not exercised this right of first refusal.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at June 30, 2022 and 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 287,500 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the year ended June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that,  our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below.

The Company identified a material weakness in the Company’s internal control over financial reporting as of June 30, 2022. Specifically, the Company’s management has concluded that control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained as they relate to the accounting for warrants and ordinary shares subject to possible redemption.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on March 4, 2021, our warrants have been accounted for as derivative liabilities within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the Public warrants to be classified as component of equity on the SPAC’s balance sheet as opposed to derivative liabilities. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Public warrants should be presented as component of equity.

In addition, the Company did not properly classify its ordinary shares subject to possible redemption in previously filed financial statements. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for warrants and ordinary shares subject to possible redemption.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 11—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2022, due to the material weakness described elsewhere in this annual report.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers as of June 30, 2022 are as follows:

Name	Age	Position
Yongsheng Liu *	52	Director, Chief Executive Officer, and Chairman
Yanhong Xue *	48	Chief Financial Officer
Ray Chen	57	Chief Operating Officer
Jining Li	64	Director
Kinpui Choi	67	Independent Director
Michael Chen	59	Independent Director
Claude P. Franco	58	Independent Director

*	On July 28, 2022, Yanhong Xue resigned from her position as Chief Financial Officer of Goldenbridge, effective immediately. On the same date, the board of directors of Goldenbridgeappointed Yongsheng Liu, the current Chief Executive Officer and Chairman of the board of directors, to serve as Chief Financial Officer of Goldenbridge.

Below is a summary of the business experience of each our executive officers and directors:

Yongsheng Liu. Mr. Liu has been our Chief Executive Officer and Chairman of our Board since August 2020, and has been our Chief Financial Officer since July 2022. Throughout the past 20 years, Mr. Liu has assumed various corporate leadership positions and demonstrated his strong execution ability and in-depth knowledge in private equity and corporate M&A transactions across a wide range of sectors including aviation, consumer, financial institutions, and technology. He has served as Chief Operating Officer of Goldenstone Acquisition Limited, a special purpose acquisition company (“Goldenstone”) since April 2021. He served as the chairman and chief executive officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from June 2018 until its business combination with Scienjoy Inc. in May 2020, and currently serves as the vice chairman of Scienjoy’s board since then. From March 2017 to April 2018, Mr. Liu served as chairman and chief executive officer of Royal China Holdings Limited (HKEx: 01683), during which he spearheaded the company’s international growth strategy focused at acquiring targets in aviation industry and finance sector. From the beginning of 2013 to March 2017, Mr. Liu was the chairman of Joy Air General Aviation, chairman of Cambodia Bayon Airlines, vice chairman of Everbright and Joy International Leasing Company, and president of General Aviation Investment Company (Shanghai). From April 2004 to August 2008, Mr. Liu also served as chief strategy officer of United Eagle Airlines (subsequently renamed to Chengdu Airlines). From December 1994 to June 2000, Mr. Liu was a manager of China Southern Airlines responsible for ground staff training. Mr. Liu received his master degree from University of Ottawa in 2002 and his bachelor’s degree from Civil Aviation Univeristy of China in 1992. We believe Mr. Liu is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Ray Chen. Mr. Chen has been our Chief Operating Officer since August 2020. Mr. Chen has been the Director and Chief Financial Officer of Goldenstone since April 2021. Mr. Chen served as the director and chief operating officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from February 2018 until its business combination with Scienjoy Inc. in May 2020, and currently serves as the investor relation officer of Scienjoy since then. Mr. Chen served as chief executive officer at Fortissimo Film International Ltd., a privately-owned film development and production company from August 2016 till January 2018. From January 2013 to February 2016, Mr. Chen was the chief executive officer of Beijing Galloping Horse Film & TV Production Co., Ltd. From January 2010 to March 2013, Mr. Chen was the head of sales in the Beijing Office of Star Jet Co., Ltd. Prior to his Star Jet experience, Mr. Chen was the executive board member and head of sales in Asia Jet Partners Limited, a privately-owned holding company specializing in general aviation and aircraft leasing. Mr. Chen joined Asia Jet after his service as chief executive officer at ABC International Inc., a business consulting company based in Cleveland, Ohio. Mr. Chen holds a graduate certificate in Marketing from Cleveland State University.

Yanhong Xue. Ms. Xue served as our Chief Financial Officer from August 2020 to July 2022. She is currently serving as a chief financial officer at BIMI International Medical Inc.. since July 2021. Since 2011, Ms. Xue has been a partner of Wall Street CPA Services, LLC, where she provides chief financial officer services and accounting services to Ifresh Inc., XT Energy Group Inc. and several other U.S. public companies, coordinating investors, investment bankers, directors and legal counsels for corporate finance issues, and performing investor relations duties, including networking with investors, presenting and discussing operating results on investor conferences. Ms. Xue worked as a senior manager at Acquavella, Chiarelli, Shuster, Berkower & Co., LLP from September 2007 to October 2010 where she focused on SEC auditing services. She also worked at China Youth Daily as a finance and accounting manager from September 1997 to October 2004. Ms. Xue received her bachelor degree in history and law from Peking University in 1997 and master degree in accounting from State University of New York at Binghamton in 2007.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Individual	Name of Affiliated Company	Affiliation	Priority/Preference relative to Goldenbridge Acquisition Limited
Yongsheng Liu	Goldenstone Acquisition Limited	Chief Operating Officer	Goldenbridge Acquisition Limited
Ray Chen	Goldenstone Acquisition Limited	Director and Chief Financial Officer	Goldenbridge Acquisition Limited
Jining Li	Star Jet Co., Ltd.	Founder and Chairman	Star Jet Co., Ltd.
Michael Chen	Chen & Associates	General Partner and Chief Executive Officer	Chen & Associates
Yanhong Xue*	Wall Street CPA Services, LLC	Partner	Wall Street CPA Services, LLC

*	On July 28, 2022, Yanhong Xue resigned from her position as Chief Financial Officer of Goldenbridge, effective immediately. On the same date, the board of directors of Goldenbridge, by unanimous written consent, appointed Yongsheng Liu, the current Chief Executive Officer and Chairman of the board of directors, to serve as Chief Financial Officer of Goldenbridge.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of September 30, 2022 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of September 30, 2022, we had 7,566,250 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of September 30, 2022 and the rights are not convertible within 60 days of September 30, 2022.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Shares of Ordinary Shares
Cross Wealth Investment Holding Limited(2)	470,583	6.22%
Yongsheng Liu(3)	245,250	3.24%
Ray Chen	15,000	*
Jining Li(2)	470,583	6.22%
Kinpui Choi	15,000	*
Michael Chen(4)	15,000	*
Claude P. Franco	15,000	*
All directors and officers as a group (7 individuals)	790,833	10.45%
Golden Bridge Holding, LLC (5)	300,000	3.96%
Scienjoy Inc.(6)	606,061	8.01%
Lucky Link International Limited (7)	30,000	*
Can Wu	60,606	*
Boothbay Fund Management, LLC(8)	400,000	5.29%
Ari Glass(8)	400,000	5.29%
Feis Equities LLC(9)	378,315	5.00%
Lawrence M. Feis(9)	378,315	5.00%
Karpus Management, Inc.(10)	644,199	8.51%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Goldenbridge Acquisition Limited, 15/F, Aubin House, 171-172 Gloucester Road, Wanchai, Hong Kong.

(2)	Mr. Jining Li, Goldenbridge’s director, owns and controls Cross Wealth Investment Holding Limited, the sponsor.

(3)	Mr. Yongsheng Liu owns and controls such shares through Asia Pacific Capital Management Limited.

(4)	Mr. Michael Chen owns and controls such shares through Chen & Associates, LLC.

(5)	Mr. Eddie Juling Ni owns and controls Golden Bridge Holding, LLC.

(6)	Based on a Schedule 13G filed on March 10, 2021 by the reporting persons. The address for the reporting persons is the 3rd Floor, Jia No. 34, Shenggu Nanli, Chaoyang District, Beijing, F4 100029. Scienjoy Inc. is a wholly owned subsidiary of Scienjoy Holding Corporation. Scienjoy Holding Corporation may be deemed to beneficially own 606,061 Ordinary Shares held by Scienjoy Inc.

(7)	Lo Ka Lin owns and controls Lucky Link International Limited.

(8)	Based on a Schedule 13G/A filed on February 10, 2022 by the reporting persons. The address for the reporting persons is 140 East 45th Street, 14th Floor, New York, NY 10017. Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”), in its capacity as the investment manager of one or more private funds (the “Fund”), which are managed by the Advisor, has the power to vote and the power to direct the disposition of all Units held by the Fund. Ari Glass is the Managing Member of the Adviser. Shares reported may be deemed beneficially owned by Boothbay Fund Management, LLC and Ari Glass.

(9)	Based on a Schedule 13G filed on March 11, 2022 by the reporting persons. The address for the reporting persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606. Feis Equities LLCan Illinois limited liability company, and Lawrence M. Feis, may be deemed as the beneficial owner of 378,315 Ordinary Shares.

(10)	Based on a Schedule 13G filed on February 14, 2022 by the reporting person. The address for the reporting persons is 183 Sully’s Trail, Pittsford, New York 14534. Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2019, 10,000 shares were sold. In September 2020, the Company issued another 1,427,500 ordinary shares resulting in an aggregate of 1,437,500 ordinary shares outstanding to the sponsor and our directors and officers, which we refer to throughout this annual report as the “insider shares,” for an aggregate purchase price of $25,000, or approximately $0.017 per share. In January 2021, our sponsor transferred part of its insider shares to Golden Bridge Holding, LLC, Scienjoy Inc., Lucky Link International Limited, and Can Wu, and after such transfers, our sponsor currently owns 120,583 insider shares.

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

On February 22, 2022, Goldenbridge issued one unsecured promissory note in an amount of $575,000, to AgiiPlus, in exchange for AgiiPlus depositing such amount into Goldenbridge’s trust account in order to extend the time it has available to complete a business combination for an additional three (3) months period, from March 4, 2022 to June 4, 2022. The note was terminated and no amount will be due from us to AgiiPlus under the terms thereof.

On May 26, 2022, Goldenbridge issued one unsecured promissory note in an amount of $575,000, to SunCar, in exchange for SunCar depositing such amount into Goldenbridge’s trust account in order to extend the amount of time it has available to complete a business combination for an additional three (3) months period, from June 4, 2022 to September 4, 2022. Subsequently, on August 25, 2022, Goldenbridge issued one unsecured promissory note in an amount of $575,000, to SunCar, in exchange for SunCar depositing such amount into Goldenbridge trust account in order to extend the amount of time it has available to complete a business combination for an additional three (3) months period, from September 4, 2022 to December 4, 2022. Each note does not bear interest and mature upon closing of a business combination by Goldenbridge. In addition, each note may be converted by the holder into units of Goldenbridge identical to the units issued in Goldenbridge’s initial public offering at a price of $10.00 per unit. As of June 30, 2022 and 2021, the note payable balance of $575,000 and $0, respectively.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman in connection with regulatory filings. The aggregate fees billed by Friedman for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended June 30, 2022 and June 30, 2021 totaled approximately $66,000 and $89,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman for consultations concerning financial accounting and reporting standards for the years ended June 30, 2022 and June 30, 2021.

Tax Fees. We did not pay Friedman for tax planning and tax advice for the years ended June 30, 2022 and June 30, 2021.

All Other Fees. We did not pay Friedman for other services for the years ended June 30, 2022 and June 30, 2021.

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

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 1, 2021, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

2.1	Merger Agreement, dated May 23, 2022, by and among the Registrant and SunCar (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2022.)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 22, 2021)

4.5	Warrant Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.6	Rights Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.7	Form of Unit Purchase Option between the Registrant and Maxim Partners LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

4.8	Description of Securities (incorporated by reference to Exhibit 4.8 to the Current Report on Amendment No. 2 to Form 10-K filed with the Securities & Exchange Commission on July 15, 2022)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.2	Investment Management Trust Account Agreement, dated March 1, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.3	Stock Escrow Agreement, dated March 1, 2021, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.4	Registration Rights Agreement, dated March 1, 2021, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 5, 2021)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Maxim Group LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on February 22, 2021)

101.INS	Inline XBRL Instance Document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENBRIDGE ACQUISITION LIMITED

Dated: September 30, 2022	By:	/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yongsheng Liu	Chief Executive Officer and Chief Financial Officer	September 30, 2022
Yongsheng Liu	(Principal executive officer) and Director

/s/ Ray Chen	Chief Operating Officer	September 30, 2022
Ray Chen

/s/ Jining Li	Director	September 30, 2022
Jining Li

/s/ Kinpui Choi	Independent Director	September 30, 2022
Kinpui Choi

/s/ Michael Chen	Independent Director	September 30, 2022
Michael Chen

/s/ Claude P. Franco	Independent Director	September 30, 2022
Claude P. Franco

GOLDENBRIDGE ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Goldenbridge Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goldenbridge Acquisition Limited (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2022, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldenbridge Acquisition Limited as of June 30, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 11, the accompanying consolidated financial statements as of June 30, 2021 and for the year ended June 30, 2021 have been restated.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of June 30, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

September 30, 2022

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021
		(As restated)

ASSETS
Current assets:
Cash	$110,643	$754,440
Prepayments	-	134,139
Total current assets	110,643	888,579

Cash and investments held in trust account	58,754,548	57,499,151

TOTAL ASSETS	$58,865,191	$58,387,730

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$80,000	$77,500
Note payable – related party	575,000	-
Amount due to a related party	9,981	9,981
Total current liabilities	664,981	87,481

Warrant liabilities	840,000	740,000
Deferred underwriting compensation	2,012,500	2,012,500

TOTAL LIABILITIES	3,517,481	2,839,981

Commitments and contingencies

Ordinary shares, subject to possible redemption: 5,750,000 shares as of June 30, 2022 and 2021 (at redemption value of $10.22 and $10.00 per share, respectively)	58,754,548	57,500,000

Shareholders’ deficit:
Ordinary shares; no par value; unlimited shares authorized; 1,816,250 shares issued and outstanding as of June 30, 2022 and 2021, respectively	2,755,000	2,755,000
Accumulated deficit	(6,244,236)	(4,703,585)
Accumulated other comprehensive income (loss)	82,398	(3,666)

Total shareholders’ deficit	(3,406,838)	(1,952,251)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$58,865,191	$58,387,730

See accompanying notes to consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND CONPREHENSIVE LOSS

	Years ended June 30,
	2022	2021
		(As restated)

Formation, general and administrative expenses	$(1,106,154)	$(852,566)

Total operating expenses	(1,106,154)	(852,566)

Other income (expense):
Interest income	20,071	3,200
Change in fair value of warrant liabilities	(100,000)	30,000
Other income	899,980	-
Total other income, net	820,051	33,200

Loss before income taxes	(286,103)	(819,366)

Income taxes	-	-

NET LOSS	(286,103)	(819,366)

Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities	86,064	(3,666)

COMPREHENSIVE LOSS	$(200,039)	$(823,032)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	1,843,579
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.01	$0.87

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Goldenbridge Acquisition Limited	1,816,250	1,555,290
Basic and diluted net loss per share, ordinary shares attributable to Goldenbridge Acquisition Limited	$(0.20)	$(1.56)

See accompanying notes to consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Year ended June 30, 2022
	Ordinary shares		Accumulated other		Total
	No. of shares	Amount	comprehensive (loss) income	Accumulated deficit	shareholders’ deficit
Balance as of July 1, 2021 (As restated)	1,816,250	$2,755,000	$(3,666)	$(4,703,585)	$(1,952,251)

Unrealized holding gain on available-for-sales securities	-	-	105,349	-	105,349
Realized holding gain on available-for-sales securities	-	-	(19,285)	-	(19,285)
Accretion of carrying value to redemption value	-	-	-	(1,254,548)	(1,254,548)
Net loss	-	-	-	(286,103)	(286,103)
Balance as of June 30, 2022	1,816,250	$2,755,000	$82,398	$(6,244,236)	$(3,406,838)

	Year ended June 30, 2021
	Ordinary shares		Accumulated other		Total
	No. of shares	Amount	comprehensive (loss) income	Accumulated deficit	shareholders’ deficit
Balance as of July 1, 2020	1,437,500	$25,000	$-	$(34,625)	$(9,625)

Sale of units in initial public offering	5,750,000	53,650,306	-	-	53,650,306
Sale of units to the founder in private placement	350,000	2,730,000	-	-	2,730,000
Sale of unit purchase option	-	100	-	-	100
Issue of representative share	28,750	-	-	-	-
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(56,818,181)	-	-	(56,818,181)
Allocation of offering costs to ordinary shares subject to possible redemption	-	3,804,045	-	-	3,804,045
Accretion of carrying value to redemption value	-	(636,270)	-	(3,849,594)	(4,485,864)
Unrealized holding loss on available-for-sales securities	-	-	(3,666)		(3,666)
Net loss	-	-	-	(819,366)	(819,366)
Balance as of June 30, 2021 (As restated)	1,816,250	$2,755,000	$(3,666)	$(4,703,585)	$(1,952,251)

See accompanying notes to consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED-

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended June 30,
	2022	2021
		(As restated)
Cash flows from operating activities
Net loss	$(286,103)	$(819,366)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	100,000	(30,000)
Interest income earned in cash and investments held in trust account	(19,333)	(2,817)
Gain on extinguishment of liabilities due to termination of promissory note	(575,000)	-

Change in operating assets and liabilities:
(Increase) decrease in prepayment	134,139	(134,139)
Increase in accrued liabilities and other payable	2,500	71,090
Net cash used in operating activities	(643,797)	(915,232)

Cash flows from investing activities
Proceeds deposited in Trust Account	-	(57,500,000)
Net cash used in investing activities	-	(57,500,000)

Cash flows from financing activities
Proceeds from sale of unit purchase option	-	100
Proceeds from public offering, net of offering expenses	-	55,662,806
Proceeds from private placements	-	3,500,000
Repayments to a related party, net	-	(69,551)
Net cash provided by financing activities	-	59,093,355

NET CHANGE IN CASH	(643,797)	678,123

Cash, beginning of year	754,440	76,317

Cash, end of year	$110,643	$754,440
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$56,818,181
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$3,804,045
Accretion of carrying value to redemption value	$(1,254,548)	$(4,485,864)
Accrued underwriting compensation	$-	$2,012,500
Unrealized holding gain (loss) on available-for-sales securities	$82,398	$(3,666)
Initial recognition of warrant liabilities	$-	$770,000
Proceeds of promissory notes deposited in Trust Account	$1,150,000	$-

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

SunCar Technology Group Inc., (formerly known as AgiiPlus Global Inc.) (“PubCo”) is a company incorporated in the Cayman Islands for the purpose of effecting the Business Combination and to serve as the vehicle for, and be subsumed by, AgiiPlus Inc., pursuant to the Acquisition Merger. PubCo is wholly owned by the Goldenbridge.

SunCar Technology Global Inc., (formerly known as AgiiPlus Corporation Inc.) (“Merger Sub”) is a company incorporated in the Cayman Islands for the purpose of effecting the Business Combination and to serve as the vehicle for, and be subsumed by, AgiiPlus Inc., pursuant to the Acquisition Merger. Merger Sub is wholly owned by the PubCo.

On September 30, 2021, the Company entered into a definitive agreement or non-binding letter of intent to acquire a company, AgiiPlus Inc., (“AgiiPlus”). The aggregate consideration to be paid to AgiiPlus shareholders for the Acquisition Merger is $520 million, payable in the form of a number of newly issued Purchaser Ordinary Shares (the “Closing Payment Shares”) valued at the $10.00 per share. Under the Merger Agreement, 1,000,000 shares of the Closing Payment Shares (“Escrow Shares”) to be issued will be held in escrow for a period of 6 months after the closing to satisfy indemnification obligations. AgiipPlus agreed to pay $100,000 initial deposit to the Company for execution.

On May 2, 2022, the Company, AgiiPlus Inc. and AgiiPlus Inc.’s shareholders (the “Parties”) entered into a Termination and Fee Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Parties agreed to mutually terminate the Merger Agreement, subject to the representations, warranties, conditions and covenants set forth in the Termination Agreement. In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Shareholder Supporting Agreements) have also been terminated in accordance with their respective terms as of May 2, 2022, the Termination Date. The Termination Agreement provides that as a reimbursement of certain expenses incurred by the Company in connection with the Merger Agreement and pursuing a transaction with AgiiPlus, and in consideration of the representations, warranties, covenants and agreements contained therein, AgiiPlus shall pay to the Company an amount of $150,000 within fifteen (15) business days of the Termination Date. The amount was settled on May 16, 2022 and treated as sundry income during the year ended June 30, 2022.

On May 23, 2022, the Company entered into a definitive agreement or plan of merger of intent to merge with Auto Services Group Limited (“SunCar”). Upon the closing of the transactions contemplated by the Agreement, the Company will merge with and into the PubCo, resulting in all the Company’s shareholders becoming shareholders of the Pub Co. Concurrently therewith, Merger Sub will merge with and into SunCar, resulting in the Pub Co acquiring 100% of the issued and outstanding equity securities of SunCar (the “Acquisition Merger”). The aggregate consideration to be paid to the shareholders for the Acquisition Merger is $800 million, payable in the form of a number of newly issued Purchaser Ordinary Shares (the “Closing Payment Shares”) valued at the $10.00 per share. Under the Merger Agreement, 1,000,000 shares of the Closing Payment Shares (“Escrow Shares”) to be issued will be held in escrow for a period of 6 months after the closing to satisfy indemnification obligations.

As of June 30, 2022, the Company had not commenced any operations. All activities through June 30, 2022 relate to the Company’s formation, completion of its initial public offering as described below, as well as negotiation and consummation of the proposed business combination with PubCo. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by December 4, 2022. These audited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial   information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position, and the results of its consolidated operations and its consolidated cash flows.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
CVS X Limited (“CVSX”)	A Cayman Island company Incorporated on May 11, 2021	100% Owned by Goldenbridge
Smart CVS Limited (“SCL”)	A Cayman Island company Incorporated on May 21, 2021	100% Owned by CVSX
SunCar Technology Group Inc. (formerly known as AgiiPlus Global Inc.) (“PubCo”)	A Cayman Island company Incorporated on August 6, 2021	100% Owned by Goldenbridge
SunCar Technology Global Inc. (formerly known as AgiiPlus Corporation Inc.) (“Merger Sub”)	A Cayman Island company Incorporated on August 25, 2021	100% Owned by PubCo

●	Emerging growth company

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and 2021.

●	Cash and investments held in Trust Account

At June 30, 2022 and 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at June 30, 2022 and 2021, 5,750,000 and 5,750,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

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

ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders As of June 30, 2022 the Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 3,050,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the consolidated statement of operations is based on the following:

	Years Ended June 30,
	2022	2021
Net loss	$(286,103)	$(819,366)
Accretion of carrying value to redemption value	(1,254,548)	(4,485,864)
	$(1,540,651)	$(5,305,230)

	Years Ended June 30,
	2022		2021
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,170,823)	$(369,828)	$(2,877,607)	$(2,427,623)
Accretion of carrying value to redemption value	1,254,548	-	4,485,864	-
Allocation of net income (loss)	$83,725	$(369,828)	$1,608,257	$(2,427,623)
Denominators:
Weighted-average shares outstanding	5,750,000	1,816,250	1,843,579	1,555,290
Basic and diluted net income (loss) per share	$0.01	$(0.20)	$0.87	$(1.56)

●	Related parties

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $58,753,500 in United States Treasury Bills and $1,048 in cash. As of June 30, 2021, investment securities in the Company’s Trust Account consisted of $57,496,825 in United States Treasury Bills and $2,326 in cash The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2022 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2022 and 2021 are as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Holding Gain	Fair Value as of June 30, 2022

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,671,102	$82,398	$58,753,500

	Carrying Value as of June 30, 2021	Gross Unrealized Holding (Loss)	Fair Value as of June 30, 2021

Available-for-sale marketable securities:
U.S. Treasury Securities	$57,500,491	$(3,666)	$57,496,825

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

On March 5, 2021, Maxim Group, LLC exercised their right to acquire option to purchase up to a total of 287,500 units (the “Unit Purchase Option”) at $11.50 per unit for $100. As of June 30, 2022, the Unit Purchase Option has not been exercised.

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

Amounts due to related parties

The related company – Golden Bridge Capital Ltd, who is controlled by one of the Company’s directors, loaned to us for payment of operating expenses. As of June 30, 2022 and 2021, the balances due to related party were $9,981 and $9,981, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

NOTE 7 – NOTE PAYABLE

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

On February 22, 2022, the Company issued one unsecured promissory note in an amount of $575,000, to AgiiPlus, in exchange for AgiiPlus depositing such amount into the Company’s trust account in order to extend the time it has available to complete a business combination for an additional three (3) months period, from March 4, 2022 to June 4, 2022. The note was terminated and no amount will be due from us to AgiiPlus under the terms thereof. The gain on extinguishment of $575,000 was recognized in sundry income during the year ended June 30, 2022.

On May 22, 2022 and August 25, 2022, the Company issued an unsecured promissory note, in each an amount of $575,000, to SunCar, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 4, 2022. The Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Public Units at a price of $10.00 per unit. As of June 30, 2022 and 2021, the note payable balance of $575,000 and $0, respectively.

NOTE 8 – SHAREHOLDER’S DEFICIT

Ordinary shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022, there were 1,816,250 ordinary shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption).

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of July 1, 2021	$(3,666)
Other comprehensive income before reclassifications	105,349
Amounts reclassified from AOCI into interest income	(19,285)
Balance as of June 30, 2022	$82,398

Available-for-sale securities
Balance as of July 1, 2020	$-
Other comprehensive loss before reclassifications	(3,666)
Amounts reclassified from AOCI into interest income	-
Balance as of June 30, 2021	$(3,666)

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022, and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,753,500	$58,753,500	$-	$-

Liabilities:
Warrant liabilities	$840,000	$-	$-	$840,000

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$57,496,825	$57,496,825	$-	$-

Liabilities:
Warrant liabilities	$740,000	$-	$-	$740,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	June 30, 2022	June 30, 2021	March 4, 2021 (Initial measurement)
Input
Share price	$10.14	$9.8	$10.00
Risk-free interest rate	3.01%	0.87%	0.77%
Volatility	58%	55%	56%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of June 30, 2022 and 2021, the aggregate value of the Private Warrants was $0.84 and 0.74 million, respectively. The change in fair value from June 30, 2021 to June 30, 2022 was approximately $100,000. The change in fair value from March 4, 2021 to June 30, 2021 was approximately $(30,000).

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

Deferred Underwriter Compensation and Transaction fee

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

The underwriter has agreed to be paid entirely, other than customary expense reimbursement, in the Company Ordinary Shares, issued at the same per share price as issued as consideration in the Business Combination with SunCar, in an amount of such ordinary shares equal to 0.8% of the equity value of SunCar (the “Transaction Fee”). Assuming a per share price of $10 per share, such Transaction Fee payable upon consummation of the Business Combination would be approximately 640,000 PubCo Ordinary Shares.

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

NOTE 11 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) issued in connection with its Public Offering (as defined in Note 4) as derivative liabilities. The Company’s management evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. After the evaluation of the provisions of the Public Warrants, the Company concluded that the Public Warrants are indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 and should be classified as components of equity. The Company previously accounted the Public Warrants as derivative liabilities instead of components of equity did not have significant impact on the Company’s previously issued statements of operations and cash flows.

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

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

Adjustment refer to reclassification of all public shares to temporary equity.

	As Previously Reported	Adjustments	As Restated

Balance sheet as of June 30, 2021
Ordinary shares subject to possible redemption	50,547,744	6,952,256	57,500,000
Ordinary shares	5,857,662	(3,102,662)	2,755,000
Accumulated deficit	$(853,991)	$(3,849,594)	$(4,703,585)
Total shareholders’ equity (deficit)	$5,000,005	$(6,952,256)	$(1,952,251)

Statement of operations for the year ended June 30, 2021
Basic and diluted weighted average shares outstanding, subject to possible redemption	1,638,590	204,989	1,843,579
Basic and diluted net loss per share	$0.00	$0.87	$0.87
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,771,207	(215,917)	1,555,290
Basic and diluted net loss per share	$(0.46)	$(1.10)	$(1.56)

Statement of cash flows for the year ended June 30, 2021
Initial classification of shares subject to redemption	$51,086,880	$5,731,301	$56,818,181
Reclassification of shares subject to redemption	$539,136	$(539,136)	$-
Allocation of offering costs to ordinary shares subject to redemption	$-	$3,804,045	$3,804,045
Accretion of carrying value to redemption value	$-	$(4,485,864)	$(4,485,864)

Statement of changes in shareholders’ deficit for the year ended June 30, 2021
Initial classification of ordinary shares subject to possible redemption – ordinary shares amount	$(51,086,880)	$(5,731,301)	$(56,818,181)
Initial classification of ordinary shares subject to possible redemption – total shareholders’ (deficit) equity	$(51,086,880)	$(5,731,301)	$(56,818,181)
Change in fair value of ordinary shares subject to possible redemption – ordinary shares amount	$539,136	$539,136	$-
Change in fair value of ordinary shares subject to possible redemption – total shareholders’ (deficit) equity	$539,136	$539,136	$-
Allocation of offering costs to ordinary shares subject to redemption	$-	$3,804,045	$3,804,045
Allocation of offering costs to ordinary shares subject to redemption – total shareholders’ (deficit) equity	$-	$3,804,045	$3,804,045
Accretion of carrying value to redemption value	$-	$(4,485,864)	$(4,485,864)
Accretion of carrying value to redemption value – total shareholders’ (deficit) equity	$-	$(4,485,864)	$(4,485,864)

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022 up through September 30, 2022, was the Company issued the consolidated financial statements.