Form 10-Q
period 2022-09-30
Goldenbridge Acquisition Ltd
filed 2022-11-16
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 16, 2022, there were 7,566,250 Company’s ordinary shares, no par value, issued and outstanding.

GOLDENBRIDGE ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2022	June 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$38,125	$110,643

Total current assets	38,125	110,643
Cash and investments held in trust account	59,590,850	58,754,548

TOTAL ASSETS	$59,628,975	$58,865,191

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$230,000	$80,000
Note payable – related party	1,150,000	575,000
Amount due to a related party	9,981	9,981

Total current liabilities	1,389,981	664,981
Warrant liabilities	20,000	840,000
Deferred underwriting compensation	2,012,500	2,012,500

TOTAL LIABILITIES	3,422,481	3,517,481

Commitments and contingencies

Ordinary shares, subject to possible redemption: 5,750,000 and 5,750,000 shares (at redemption value of $10.36 and $10.22 per share), respectively	59,590,850	58,754,548

Shareholders’ deficit:
Ordinary shares; no par value; unlimited shares authorized; 1,816,250 shares issued and outstanding	2,755,000	2,755,000
Accumulated deficit	(6,394,150)	(6,244,236)
Accumulated other comprehensive income	254,794	82,398

Total shareholders’ deficit	(3,384,356)	(3,406,838)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$59,628,975	$58,865,191

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended September 30,
	2022	2021

Formation, general and administrative expenses	$(222,518)	$(269,268)

Other income (expenses):
Change in fair value of warrant liabilities	820,000	10,000
Dividend income	8	-
Interest income	88,898	1,944

Other income, net	908,906	11,944

NET INCOME (LOSS)	$686,388	$(257,324)

Other comprehensive income:
Unrealized gain on available-for-sale securities	172,396	4,998

COMPREHENSIVE INCOME (LOSS)	$858,784	$(252,326)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	5,750,000
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.13	$(0.03)

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Goldenbridge Acquisition Limited	1,816,250	1,816,250
Basic and diluted net loss per share, ordinary shares attributable to Goldenbridge Acquisition Limited	$(0.02)	$(0.03)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30, 2022
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income	deficit	deficit

Balance as of July 1, 2022	1,816,250	$2,755,000	$82,398	$(6,244,236)	$(3,406,838)

Unrealized holding gain on available-for-sales securities	-	-	254,794	-	254,794
Realized holding gain on available-for-sales securities	-	-	(82,398)	-	(82,398)
Accretion of carrying value to redemption value	-	-	-	(836,302)	(836,302)
Net income	-	-	-	686,388	686,388

Balance as of September 30, 2022	1,816,250	$2,755,000	$254,794	$(6,394,150)	$(3,384,356)

	Three months ended September 30, 2021
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income	deficit	deficit

Balance as of July 1, 2021 (Revised)	1,816,250	$2,755,000	$(3,666)	$(4,703,585)	$(1,952,251)

Unrealized holding gain on available-for-sales securities	-	-	6,507	-	6,507
Realized holding gain on available-for-sales securities	-	-	(1,509)	-	(1,509)
Net loss	-	-	-	(257,324)	(257,324)

Balance as of September 30, 2021	1,816,250	$2,755,000	$1,332	$(4,960,909)	$(2,204,577)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED-

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$686,388	$(257,324)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(820,000)	(10,000)
Interest income earned in cash and investments held in trust account	(88,906)	(1,557)

Change in operating assets and liabilities:
Decrease in prepayment	-	50,100
Increase in accrued liabilities and other payable	100,000	102,480
Net cash used in operating activities	(122,518)	(116,301)

Cash flows from financing activities
Advances from a related party, net	50,000	-
Net cash provided by financing activities	50,000	-

NET CHANGE IN CASH	(72,518)	(116,301)

Cash, beginning of period	110,643	754,440

Cash, end of period	$38,125	$638,139

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$836,302	$-
Unrealized holding gains on available-for-sales securities	$(172,396)	$-
Proceeds of promissory notes deposited in Trust account	$575,000	$-

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

As of September 30, 2022, the Company had not commenced any operations. All activities through September 30, 2022 relate to the Company’s formation, completion of its initial public offering as described below, as well as negotiation and consummation of the proposed business combination with PubCo. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 30, 2022.

●	Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

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

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

●	Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and June 30, 2022.

●	Cash and Investments held in Trust Account

At September 30, 2022 and June 30, 2022, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

●	Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at September 30, 2022 and June 30, 2022, 5,750,000 and 5,750,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

●	Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders As of September 30, 2022 the Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 3,050,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed consolidated statement of operations is based on the following:

	For the Three Months Ended September 30,
	2022	2021
Net income (loss)	$686,388	$(257,324)
Accretion of carrying value to redemption value	(836,302)	-
	$(149,914)	$(257,324)

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended September 30,
	2022		2021
	Redeemable ordinary shares	Non-redeemable ordinary shares	Redeemable ordinary shares	Non-redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(113,928)	$(35,986)	$(195,554)	$(61,770)
Accretion of carrying value to redemption value	836,302	-	-	-
Allocation of net income(loss)	$722,374	$(35,986)	$(195,554)	$(61,770)
Denominators:
Weighted-average shares outstanding	5,750,000	1,816,250	5,750,000	1,816,250
Basic and diluted net income (loss) per share	$0.13	$(0.02)	$(0.03)	$(0.03)

●	Related parties

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $59,012,586 in United States Treasury Bills and $578,264 in cash. As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $58,753,500 in United States Treasury Bills and $1,048 in cash The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2022 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2022 and June 30, 2022 are as follows:

	Carrying Value as of September 30, 2022 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2022 (unaudited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,757,792	$254,794	$59,012,586

	Carrying Value as of June 30, 2022 (audited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2022 (audited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,671,102	$82,398	$58,753,500

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

On March 5, 2021, Maxim Group, LLC exercised their right to acquire option to purchase up to a total of 287,500 units (the “Unit Purchase Option”) at $11.50 per unit for $100. As of September 30, 2022, the Unit Purchase Option has not been exercised.

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

Amounts due to related parties

The related company – Golden Bridge Capital Ltd, who is controlled by one of the Company’s directors, loaned to us for payment of operating expenses. As of September 30, 2022 and June 30, 2022, the balances due to related party were $9,981 and $9,981, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

On May 22, 2022 and August 25, 2022, the Company issued an unsecured promissory note, in each an amount of $575,000, to SunCar, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 4, 2022. The Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Public Units at a price of $10.00 per unit. As of September 30, 2022 and June 30, 2022, the note payable balance of $1,150,000 and $575,000, respectively.

NOTE 8 – SHAREHOLDER’S DEFICIT

Ordinary shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2022, there were 1,816,250 ordinary shares issued and outstanding (excluding 5,750,000 shares subject to redemption).

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of July 1, 2022	$82,398
Other comprehensive gain before reclassifications	254,794
Amounts reclassified from AOCI into interest income	(82,398)
Balance as of September 30, 2022	$254,794

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and June 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$59,012,586	$59,012,586	$-	$-

Liabilities:
Warrant liabilities	$20,000	$-	$-	$20,000

GOLDENBRIDGE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$57,500,550	$57,500,550	$-	$-

Liabilities:
Warrant liabilities	$730,000	$-	$-	$730,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed consolidated balance sheets.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	September 30, 2022	June 30, 2022	March 4, 2021 (Initial measurement)
Input
Share price	$10.26	$10.14	$10.00
Risk-free interest rate	2.60%	3.01%	0.77%
Volatility	1%	58%	56%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of September 30, 2022 and June 30, 2022, the aggregate value of the Private Warrants was $0.02 and 0.84 million, respectively. The change in fair value from June 30, 2022 to September 30, 2022 was approximately $820,000.

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

Deferred Underwriter Compensation

The Company is committed to pay the Deferred Discount of 3.5% of the gross offering proceeds, in the amount of $2,012,500 of the Public Offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount and has waived its right to receive the Deferred Discount if the Company does not close a Business Combination.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the September 30, 2022 but before these unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date was the Company issued the unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in our annual report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 30, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Recent Development

On August 25, 2022, Goldenbridge issued one unsecured promissory note in an amount of $575,000, to Auto Services Group Limited, a Cayman Islands exempted company (“SunCar”), in exchange for SunCar depositing such amount into Goldenbridge trust account in order to extend the amount of time it has available to complete a business combination for an additional three (3) months period, from September 4, 2022 to December 4, 2022. The note does not bear interest and mature upon closing of a business combination by Goldenbridge. In addition, the note may be converted by the holder into units of Goldenbridge identical to the units issued in Goldenbridge’s initial public offering at a price of $10.00 per unit.

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

On March 4, 2021, the Company consummated its initial public offering of 5,000,000 Unit. Subsequently, on March 9, 2021, the underwriters exercised the option in full of 750,000 units, which was consummated on March 11, 2021. Each Public Unit consists of one ordinary share of the Company, no par value per share (the “Public Shares”), one right (the “Public Rights”) and one redeemable warrant (the “Public Warrants”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $5,750,000. Simultaneously with the closing of the initial business combination, the Company consummated a private placement of 350,000 units at a price of $10.00 per Private Unit, generating total proceeds of $3,500,000 (the “Private Placement”). A total of $57,500,000 of the net proceeds from the sale of Public Units in the initial business combination (including the over-allotment option units) and the Private Placement were placed in a trust account established for the benefit of the Company’s public shareholders. The Company incurred $1,837,194 in initial public offering related costs, including $1,437,500 of underwriting fees and $399,694 of initial public offering costs.

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

For the three months ended September 30, 2022, we had a net income of $686,388, which was comprised of operating costs of $222,518 and offset by change in the fair value of the warrant liability of $820,000, dividend income of $8, interest earned on the marketable securities held in Trust Account of $88,898 and unrealized gain on marketable securities held in the Trust.

For the three months ended September 30, 2021, we had a net loss of $257,324, which was comprised of operating costs of $269,268 and offset by change in the fair value of the warrant liability of $10,000, interest earned on the marketable securities held in Trust Account of $1,944 and unrealized gain on marketable securities held in the Trust.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and investments held in the Trust Account of $59,590,850. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

As of September 30, 2022, we had cash of $38,125 and marketable securities in the Trust Account of $59,590,850 (including approximately $88,898 of interest income). We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended September 30, 2022, we did not withdraw any of interest income from the Trust Account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2022, we had cash of $38,125 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On August 25, 2022, Goldenbridge issued one unsecured promissory note in an amount of $575,000, to SunCar, in exchange for SunCar depositing such amount into Goldenbridge trust account in order to extend the amount of time it has available to complete a business combination for an additional three (3) months period, from September 4, 2022 to December 4, 2022. The note does not bear interest and mature upon closing of a business combination by Goldenbridge. In addition, the note may be converted by the holder into units of Goldenbridge identical to the units issued in Goldenbridge’s initial public offering at a price of $10.00 per unit.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Deferred Underwriting Commission and Transaction Fee

Maxim Group LLC (“Maxim”) was engaged by Goldenbridge to act as its financial advisor in connection with a business combination with a special purpose acquisition company. For its services, Maxim has agreed to be paid entirely, other than customary expense reimbursement, in Goldenbridge Ordinary Shares, issued at the same per share price as issued as consideration in the Business Combination with SunCar, in an amount of such ordinary shares equal to 0.8% of the equity value of SunCar (the “Transaction Fee”). Assuming a per share price of $10 per share, such Transaction Fee payable upon consummation of the Business Combination would be approximately 640,000 PubCo Ordinary Shares (following exchange of such shares for Goldenbridge Ordinary Shares in the Business Combination). Other than piggyback rights to registration, Maxim’s shares would have the same rights as other holders of Goldenbridge Ordinary Shares in the Business Combination. Furthermore, under the terms of the underwriting agreement in connection with Goldenbridge’s IPO, Goldenbridge owes Maxim a deferred underwriting fee of $2,012,500 upon the completion of the Business Combination for its role as underwriter in the IPO (the “Deferred Underwriting Commission”). Maxim has rights to reimbursement of out-of-pocket expenses of to $5,000 in the aggregate, without prior approval of Goldenbridge, and such expenses upon invoice are payable only upon the successful closing of a business combination. On March 5, 2021, Maxim exercised its right to acquire an option to purchase up to a total of 287,500 units of Goldenbridge sold in its IPO (the “Unit Purchase Option”) for $100, provided that Maxim would be required to pay upon exercise of such option an exercise price of $11.50 per unit. As of September 30, 2022, the Unit Purchase Option has not been exercised by Maxim.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at September 30, 2022 and 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 287,500 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on March 4, 2021, our warrants had been accounted for as derivative liabilities within our balance sheet. We evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. As a result, our public warrants shall be classified as equity. After discussion and evaluation with our independent auditors, we have concluded that our public warrants should be presented as component of equity.

In addition, in preparing of the Company’s audited financial statements as of and for the year ended June 30, 2021, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for warrants and ordinary shares subject to possible redemption.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 11—Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 30, 2022.

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

We continue to perform additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the fiscal quarter ended September 30, 2022, are fairly presented, in all material respects, in accordance with GAAP.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

GOLDENBRIDGE ACQUISITION LIMITED

Date: November 16, 2022		/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer