Form 10-Q
period 2022-12-31
Goldenbridge Acquisition Ltd
filed 2023-02-16
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 16, 2023, there were 3,561,863 Company’s ordinary shares, no par value, issued and outstanding.

GOLDENBRIDGE ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$59,738	$110,643

Total current assets	59,738	110,643
Cash and investments held in trust account	18,437,438	58,754,548

TOTAL ASSETS	$18,497,176	$58,865,191

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$240,123	$80,000
Notes payable	1,324,561	575,000
Amount due to related parties	309,981	9,981

Total current liabilities	1,874,665	664,981
Warrant liabilities	30,000	840,000
Deferred underwriting compensation	2,012,500	2,012,500

TOTAL LIABILITIES	3,917,165	3,517,481

Commitments and contingencies

Ordinary shares, subject to possible redemption: 1,745,613 and 5,750,000 shares (at redemption value of $10.56 and $10.22 per share), respectively	18,437,438	58,754,548

Shareholders’ deficit:
Ordinary shares; no par value; unlimited shares authorized; 1,816,250 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	2,755,000	2,755,000
Accumulated other comprehensive income	-	82,398
Accumulated deficit	(6,612,427)	(6,244,236)

Total shareholders’ deficit	(3,857,427)	(3,406,838)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$18,497,176	$58,865,191

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Formation, general and administrative expenses	$(288,511)	$(256,376)	$(511,028)	$(525,644)

Total operating expenses	(288,511)	(256,376)	(511,028)	(525,644)

Other income (expense):
Interest income	523,240	5,047	612,145	6,991
Change in fair value of warrant liabilities	(10,000)	20,000	810,000	30,000
Total other income, net	513,240	25,047	1,422,145	36,991

Income (loss) before income taxes	224,729	(231,329)	911,117	(488,653)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$224,729	$(231,329)	$911,117	$(488,653)

Other comprehensive income:
Unrealized gain on available-for-sale securities	(254,794)	2,486	(82,398)	7,484

COMPREHENSIVE INCOME (LOSS)	(30,065)	(228,843)	828,719	(481,169)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,314,741	5,750,000	5,532,370	5,750,000
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.05	(0.03)	$0.18	$(0.06)

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Goldenbridge Acquisition Limited	1,816,250	1,816,250	1,816,250	1,816,250
Basic and diluted net loss per share, ordinary shares attributable to Goldenbridge Acquisition Limited	$(0.03)	$(0.03)	$(0.05)	$(0.06)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income	deficit	deficit
Balance as of July 1, 2022	1,816,250	$2,755,000	$82,398	$(6,244,236)	$(3,406,838)

Unrealized holding gain on available-for-sales securities	-	-	254,794	-	254,794
Reclassification of realized holding gain on available-for-sales securities	-	-	(82,398)	-	(82,398)
Accretion of carrying value to redemption value	-	-	-	(836,302)	(836,302)
Net income	-	-	-	686,388	686,388

Balance as of September 30, 2022	1,816,250	2,755,000	254,794	(6,394,150)	(3,384,356)

Reclassification of realized holding gain on available-for-sales securities	-	-	(254,794)	-	(254,794)
Accretion of carrying value to redemption value	-	-	-	(443,006)	(443,006)
Net income	-	-	-	224,729	224,729

Balance as of December 31, 2022	1,816,250	$2,755,000	$-	$(6,612,427)	$(3,857,427)

	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income (loss)	deficit	deficit
Balance as of July 1, 2021 (As restated)	1,816,250	$2,755,000	$(3,666)	$(4,703,585)	$(1,952,251)

Unrealized holding gain on available-for-sales securities	-	-	6,507	-	6,507
Reclassification of realized holding gain on available-for-sales securities	-	-	(1,509)	-	(1,509)
Net loss	-	-	-	(257,324)	(257,324)

Balance as of September 30, 2021	1,816,250	2,755,000	1,332	(4,960,909)	(2,204,577)

Unrealized holding gain on available-for-sales securities	-	-	7,268	-	7,268
Reclassification of realized holding loss on available-for-sales securities	-	-	(4,782)	-	(4,782)
Net loss	-	-	-	(231,329)	(231,329)

Balance as of December 31, 2021	1,816,250	$2,755,000	$3,818	$(5,192,238)	$(2,433,420)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended December 31, 2022	Six months ended December 31, 2021
Cash flows from operating activities
Net income (loss)	$911,117	$(488,653)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(810,000)	(30,000)
Interest income earned in cash and investments held in trust account	(612,145)	(6,339)

Change in operating assets and liabilities:
Decrease in prepayment	-	100,200
Increase in accrued liabilities and other payable	160,123	104,980
Net cash used in operating activities	(350,905)	(319,812)

Cash flows from investing activities
Proceeds of promissory notes deposited in trust account	(749,561)	-
Cash withdrawn from trust account to pay redeeming shareholders	41,596,418	-
Net cash provided by investing activities	40,846,857	-

Cash flows from financing activities
Advances from a related party	300,000	-
Proceeds of promissory notes	749,561	-
Redemption of ordinary share	(41,596,418)	-
Net cash used in financing activities	(40,546,857)	-

NET CHANGE IN CASH	(50,905)	(319,812)

Cash, beginning of period	110,643	754,440

Cash, end of period	$59,738	$434,628

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$1,279,308	$-
Realized holding gains on available-for-sales securities	$337,192	$6,291

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

On May 23, 2022, the Company entered into a definitive agreement or plan of merger of intent to merge with Auto Services Group Limited (“SunCar”). Upon the closing of the transactions contemplated by the Agreement, the Company will merge with and into the PubCo, resulting in all the Company’s shareholders becoming shareholders of the Pub Co. Concurrently therewith, Merger Sub will merge with and into SunCar, resulting in the Pub Co acquiring 100% of the issued and outstanding equity securities of SunCar (the “Acquisition Merger”). The aggregate consideration to be paid to the shareholders for the Acquisition Merger is $800 million, payable in the form of a number of newly issued Purchaser Ordinary Shares (the “Closing Payment Shares”) valued at the $10.00 per share   in accordance with the terms of the agreement. Under the Merger Agreement, 1,000,000 shares of the Closing Payment Shares (“Escrow Shares”) to be issued will be held in escrow for a period of 6 months after the closing to satisfy indemnification obligations.

As of December 31, 2022, the Company had not commenced any operations. All activities through December 31, 2022 relate to the Company’s formation, completion of its initial public offering as described below, as well as negotiation and consummation of the proposed business combination with PubCo. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

On November 23, 2022, the Company amended and restated memorandum and articles of association (the “Amended Charter”) to extend the date by which the Company has to consummate a business combination up to three (3) times for an additional three (3) months each time, from December 4, 2022 to September 4, 2023. On November 24, 2022, the Company filed the Amended Charter with the British Virgin Islands General Registry, effective the same day. The Amended Charter extends the date by which the Company has to consummate a business combination up to three (3) times for an additional three (3) months each time, from December 4, 2022 to September 4, 2023.

On November 23, 2022, 4,004,387 shares were redeemed by certain shareholders at a price of approximately $10.39 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $41,596,418.

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

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by March 4, 2023   or September 4, 2023 if the Company elect to extend the period of time to consummate a Business Combination. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 30, 2022.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and June 30, 2022.

●	Cash and investments held in Trust Account

At December 31, 2022 the assets held in the Trust Account are held in cash.

At June 30, 2022, the assets held in the Trust Account are held in cash and US Treasury securities.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2022 and June 30, 2022, 1,745,613 and 5,750,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

At December 31, 2022 and June 30, 2022, the ordinary shares reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, June 30, 2021	$57,500,000
Less:
Redemptions	-
Plus:
Remeasurement of carrying value to redemption value	1,254,548
Ordinary shares, subject to possible redemption, June 30, 2022	$58,754,548

Less:
Redemptions	(41,596,418)
Plus:
Remeasurement of carrying value to redemption value	1,279,308

Ordinary shares, subject to possible redemption, September 30, 2022	$18,437,438

●	Fair Value of Financial Instruments

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended December 31,
	2022	2021
Net income (loss)	$224,729	$(231,329)
Accretion of carrying value to redemption value	(443,006)	-
	$(218,277)	$(231,329)

	For the Six Months Ended December 31,
	2022	2021
Net income (loss)	$911,117	$(488,653)
Accretion of carrying value to redemption value	(1,279,308)	-
	(368,191)	(488,653)

	For the Three Months Ended December 31,
	2022		2021
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(162,682)	$(55,595)	$(175,799)	$(55,530)
Accretion of carrying value to redemption value	443,006	-	-	-
Allocation of net income (loss)	$280,324	$(55,595)	$(175,799)	$(55,530)
Denominators:
Weighted-average shares outstanding	5,314,741	1,816,250	5,750,000	1,816,250
Basic and diluted net income (loss) per share	$0.05	$(0.03)	$(0.03)	$(0.03)

	For the Six Months Ended December 31,
	2022		2021
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(277,191)	$(91,000)	$(371,354)	$(117,299)
Accretion of carrying value to redemption value	1,279,308	-	-	-
Allocation of net income (loss)	$1,002,117	$(91,000)	$(371,354)	$(117,299)
Denominators:
Weighted-average shares outstanding	5,532,370	1,816,250	5,750,000	1,816,250
Basic and diluted net income (loss) per share	$0.18	$(0.05)	$(0.06)	$(0.06)

●	Convertible promissory notes

Pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share), on or prior to the date of the applicable deadline. Such notes would either be paid upon consummation of our initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. As of December 31, 2022 and June 30, 2022, the note payable balance of $1,324,561 and $575,000, respectively.

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $0 in United States Treasury Bills and $18,437,438 in cash. As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $58,753,500 in United States Treasury Bills and $1,048 in cash The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying December 31, 2022 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on December 31, 2022 and June 30, 2022 are as follows:

	Carrying Value as of December 31, 2022 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2022 (unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$-	$-	$-

	Carrying Value as of June 30, 2022 (audited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2022 (audited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,671,102	$82,398	$58,753,500

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

On March 5, 2021, Maxim Group, LLC exercised their right to acquire option to purchase up to a total of 287,500 units (the “Unit Purchase Option”) at $11.50 per unit for $100. As of December 31, 2022, the Unit Purchase Option has not been exercised.

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

Amounts due to related parties

On December 1, 2022, the Company applied for a loan of $500,000 from Golden Bridge Growth Limited  , which is owned by Jining Li, a member of Company’s Board of Directors and to support the Company pay the necessary fees in order to complete its merger & acquisition. The loan is interest-free and would be repaid after completion of merger & acquisition. As of December 31, 2022 and June 30, 2022, the advance loan balance of $100,000 and $0, respectively.

On September 20, 2022, the Company applied for a loan of $500,000 from Oriental Holdings Limited  , which is owned by Jining Li, a member of Company’s Board of Directors and to support the Company pay the necessary fees in order to complete its merger & acquisition. The loan is interest-free and would be repaid after completion of merger & acquisition. As of December 31, 2022 and June 30, 2022, the advance loan balance of $200,000 and $0, respectively.

As of December 31, 2022 and June 30, 2022, the balances due to Golden Bridge Capital Limited were $9,981 and $9,981, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

NOTE 7 – NOTES PAYABLE

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

On May 22, 2022 and August 25, 2022, the Company issued an unsecured promissory note, in each an amount of $575,000, to SunCar, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 4, 2022. On November 21, 2022, the Company issued an unsecured promissory note, in an amount of $174,561, to SunCar, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 4, 2023. The Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Public Units at a price of $10.00 per unit. As of December 31, 2022 and June 30, 2022, the note payable balance of $1,324,561 and $575,000, respectively.

NOTE 8 – SHAREHOLDER’S DEFICIT

Ordinary shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2022, there were 1,816,250 ordinary shares issued and outstanding (excluding 1,745,613 shares subject to redemption).

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of July 1, 2022	$82,398
Other comprehensive gain before reclassifications	254,794
Amounts reclassified from AOCI into interest income	(82,398)
Balance as of September 30, 2022	$254,794
Other comprehensive gain before reclassifications	-
Amounts reclassified from AOCI into interest income	(254,794)
Balance as of December 31, 2022	-

Available-for-sale securities
Balance as of July 1, 2021	$(3,666)
Other comprehensive gain before reclassifications	6,507
Amounts reclassified from AOCI into interest income	(1,509)
Balance as of September 30, 2021	$1,332
Other comprehensive gain before reclassifications	7,268
Amounts reclassified from AOCI into interest income	(4,782)
Balance as of December 31, 2021	3,818

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and June 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$-	$-	$-	$-
Liabilities:
Warrant liabilities	$30,000	$-	$-	$30,000

	June 30, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,754,548	$58,754,548	$-	$-
Liabilities:
Warrant liabilities	$840,000	$-	$-	$840,000

*	included in cash and investments held in trust account on the Company’s condensed consolidated balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	December 31, 2022	June 30, 2022	March 4, 2021 (Initial measurement)
Input
Share price	$10.26	$10.14	$10.00
Risk-free interest rate	1.86%	3.01%	0.77%
Volatility	2.35%	58%	56%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of December 31, 2022 and June 30, 2022, the aggregate value of the Private Warrants was $30,000 and $840,000,  respectively. The change in fair value from June 30, 2022 to December 31, 2022 was approximately $810,000.

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

Right of First Refusal

Subject to certain conditions, the Company granted Maxim, for a period of 15 months after the date of the consummation of the business combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal, 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the December 31, 2022 but before these unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date was the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material subsequent events other than disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “Goldenbridge,” or the “Company” refer to Goldenbridge Acquisition Limited. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Cross Wealth Investment Holding Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On November 23, 2022, the Company held an extraordinary general meeting of shareholders (the “Meeting”). During the Meeting, a proposal to amend the Company’s the amended and restated memorandum and articles of association (the “Amended Charter”) to extend the date by which the Company has to consummate a business combination up to three (3) times for an additional three (3) months each time, from December 4, 2022 to September 4, 2023, has been approved. On November 24, 2022, subsequent to the approval by its shareholders of the Amended Charter, the Company filed the Amended Charter with the British Virgin Islands General Registry, effective the same day. The Amended Charter extends the date by which the Company has to consummate a business combination up to three (3) times for an additional three (3) months each time, from December 4, 2022 to September 4, 2023.

On November 25, 2022, Goldenbridge issued an unsecured promissory note in the aggregate principal amount of $174,561.30 (the “Note”) to Auto Services Group Limited (“SunCar”), the counterparty to the previously announced agreement and plan of merger dated as of May 23, 2022, pursuant to which a proposed business combination among SunCar, Goldenbridge, Purchaser and Merger Sub would occur. The proceeds of the Note have been deposited in the Company’s trust account in connection with extending the business combination completion window until March 4, 2023.

The Company’s public shareholders elected to redeem an aggregate of 4,004,387 ordinary shares in connection with the Meeting. Following such redemptions and the deposit of the extension payment described above, the amount of funds remaining in the Company’s trust account was approximately $18.3 million. Accordingly, following such redemptions and the deposit of the extension payment, the Company had 3,561,863 ordinary shares issued and outstanding (1,816,250 of which are shares held by our initial shareholders and are not subject to redemption) and the pro rata portion of the funds available in the trust account was approximately $10.4877 per public share.

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

For the six months ended December 31, 2022, we had a net income of $911,117, which was comprised of change in the fair value of the warrant liability of $810,000 and interest earned on the marketable securities held in Trust Account of $612,145, offset by operating costs of $511,028 .

For the six months ended December 31, 2021, we had a net loss of $488,653, which was comprised of operating costs of $525,644, offset by a change in the fair value of the warrant liability of $30,000 and interest earned on the marketable securities held in Trust Account of $6,991.

For the three months ended December 31, 2022, we had a net income of $224,729, which was comprised of interest earned on the marketable securities held in Trust Account of $523,240, offset by change in the fair value of the warrant liability of $10,000 and operating costs of $288,511.

For the three months ended December 31, 2021, we had a net loss of $231,329, which was comprised of operating costs of $256,376, offset by a change in the fair value of the warrant liability of $20,000 and interest earned on the marketable securities held in Trust Account of $5,047.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and investments held in the Trust Account of $18,437,438. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note, advances from the Sponsor and loan from related parties.

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

As of December 31, 2022, we had cash of $59,738 and cash in the Trust Account of $18,437,438 (including approximately $981,308 of interest income). We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended December 31, 2022, we did not withdraw any of interest income from the Trust Account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2022, we had cash of $59,738 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On November 25, 2022, Goldenbridge issued an unsecured promissory note in the aggregate principal amount of $174,561.30, or the Note, to SunCar. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In addition, the Note may be converted by SunCar into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit. The proceeds of the Note have been deposited in the Company’s trust account in connection with extending the business combination completion window until March 4, 2023.

If the Company does not complete a business combination by March 4, 2023 from the consummation of the Public Offering, it will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipates that the Company may not be able to consummate its initial business combination by March 4, 2023, the Company may, but is not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 30 months to complete a business combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC on the effective date of the Registration Statement, in order to extend the time available for the Company to consummate the initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $0.10 per share, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete the initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by March 4, 2023. These unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Deferred Underwriting Commission and Transaction Fee

Maxim Group LLC (“Maxim”) was engaged by Goldenbridge to act as its financial advisor in connection with a business combination with a special purpose acquisition company. For its services, Maxim has agreed to be paid entirely, other than customary expense reimbursement, in Goldenbridge Ordinary Shares, issued at the same per share price as issued as consideration in the Business Combination with SunCar, in an amount of such ordinary shares equal to 0.8% of the equity value of SunCar (the “Transaction Fee”). Assuming a per share price of $10 per share, such Transaction Fee payable upon consummation of the Business Combination would be approximately 640,000 PubCo Ordinary Shares (following exchange of such shares for Goldenbridge Ordinary Shares in the Business Combination). Other than piggyback rights to registration, Maxim’s shares would have the same rights as other holders of Goldenbridge Ordinary Shares in the Business Combination. Furthermore, under the terms of the underwriting agreement in connection with Goldenbridge’s IPO, Goldenbridge owes Maxim a deferred underwriting fee of $2,012,500 upon the completion of the Business Combination for its role as underwriter in the IPO (the “Deferred Underwriting Commission”). Maxim has rights to reimbursement of out-of-pocket expenses of to $5,000 in the aggregate, without prior approval of Goldenbridge, and such expenses upon invoice are payable only upon the successful closing of a business combination. On March 5, 2021, Maxim exercised its right to acquire an option to purchase up to a total of 287,500 units of Goldenbridge sold in its IPO (the “Unit Purchase Option”) for $100, provided that Maxim would be required to pay upon exercise of such option an exercise price of $11.50 per unit. As of December 31, 2022, the Unit Purchase Option has not been exercised by Maxim.

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

Subject to certain conditions, the Company granted Maxim, for a period of 15 months after the date of the consummation of the business combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal, 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 11-Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 30, 2022.

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

We continue to perform additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the fiscal quarter ended December 31, 2022, are fairly presented, in all material respects, in accordance with GAAP.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 30, 2022, in addition to the factors as described below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

 The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential initial business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may make it more difficult to complete an initial business combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with an initial business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed initial business combination transactions; the potential liability of certain participants in proposed initial business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, a potential initial business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may make it more difficult to complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate the Company.

The SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its IPO (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that may not complete its initial business combination within 24 months after the effective date of the IPO Registration Statement. We have entered into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not expect to complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect to instruct the trustee to liquidate the securities held in the trust account on or around October 28, 2022, and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account in October 2022, and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our sponsor, Cross Wealth Investment Holding Limited, is a British Virgin Islands company (the “Sponsor”), which is controlled by our director, Jining Li, who is a Hong Kong national. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as our Sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by December 4, 2022 (or up to September 4, 2023 if the Charter Amendment Proposal is approved by the shareholders) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive approximately $10.3659 per share, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

The Private Units are identical to the units sold in the initial public offering, except that the warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis. Our Sponsor, which purchased all of the Private Units, agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by it in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months from the closing of the public offering (or 30 months, as applicable) unless we provide dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated Additionally, our Sponsor agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

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

GOLDENBRIDGE ACQUISITION LIMITED

Date: February 16, 2023		/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer and Chief Financial Officer