Form 10-Q
period 2023-03-31
Goldenbridge Acquisition Ltd
filed 2023-05-16
CIK 1822792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 16, 2023, there are 1,741,738 Company’s ordinary shares, no par value, issued and outstanding.

GOLDENBRIDGE ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$13,150	$110,643

Total current assets	13,150	110,643
Cash and investments held in trust account	18,788,106	58,754,548

TOTAL ASSETS	$18,801,256	$58,865,191

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payable	$300,623	$80,000
Notes payable	1,499,122	575,000
Amount due to related parties	459,981	9,981

Total current liabilities	2,259,726	664,981
Warrant liabilities	31,745	840,000
Deferred underwriting compensation	2,012,500	2,012,500

TOTAL LIABILITIES	4,303,971	3,517,481

Commitments and contingencies

Ordinary shares, subject to possible redemption: 1,745,613 and 5,750,000 shares (at redemption value of $10.76 and $10.22 per share), respectively	18,788,106	58,754,548

Shareholders’ deficit:
Ordinary shares; no par value; unlimited shares authorized; 1,816,250 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	2,755,000	2,755,000
Accumulated other comprehensive income	-	82,398
Accumulated deficit	(7,045,821)	(6,244,236)

Total shareholders’ deficit	(4,290,821)	(3,406,838)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$18,801,256	$58,865,191

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
General and administrative expenses	$(257,088)	$(307,328)	$(768,116)	$(832,972)

Total operating expenses	(257,088)	(307,328)	(768,116)	(832,972)

Other income (expense):
Interest income	176,107	3,904	788,252	10,895
Change in fair value of warrant liabilities	(1,745)	(100,000)	808,255	(70,000)
Total other income (expense), net	174,362	(96,096)	1,596,507	(59,105)

(Loss) income before income taxes	(82,726)	(403,424)	828,391	(892,077)

Income taxes	-	-	-	-

NET (LOSS) INCOME	$(82,726)	$(403,424)	$828,391	$(892,077)

Other comprehensive income:
Unrealized gain on available-for-sale securities	-	4,195	-	11,679

COMPREHENSIVE (LOSS) INCOME	$(82,726)	$(399,229)	$828,391	$(880,398)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,745,613	5,750,000	4,272,950	5,750,000
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.08	(0.03)	$0.25	$(0.09)

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Goldenbridge Acquisition Limited	1,816,250	1,816,250	1,816,250	1,816,250
Basic and diluted net loss per share, ordinary shares attributable to Goldenbridge Acquisition Limited	$(0.12)	$(0.13)	$(0.13)	$(0.20)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary shares		Accumulated other		Total
	No. of shares	Amount	comprehensive income	Accumulated deficit	shareholders’ deficit
Balance of July 1, 2022	1,816,250	$2,755,000	$82,398	$(6,244,236)	$(3,406,838)

Unrealized holding gain on available-for-sales securities			254,794		254,794
Realized holding gain on available-for-sales securities			(82,398)		(82,398)
Accretion of carrying value to redemption value				(836,302)	(836,302)
Net income				686,388	686,388

Balance as of September 30, 2022	1,816,250	2,755,000	254,794	(6,394,150)	(3,384,356)

Unrealized holding gain on available-for-sales securities	-	-	-	-	-
Realized holding gain on available-for-sales securities	-	-	(254,794)	-	(254,794)
Accretion of carrying value to redemption value	-	-	-	(443,006)	(443,006)
Net income	-	-	-	224,729	224,729

Balance as of December 31, 2022	1,816,250	2,755,000	-	(6,612,427)	(3,857,427)

Accretion of carrying value to redemption value	-	-	-	(350,668)	(350,668)
Net loss	-	-	-	(82,726)	(82,726)

Balance as of March 31, 2023	1,816,250	$2,755,000	$-	$(7,045,821)	$(4,290,821)

	Ordinary shares		Accumulated other		Total
	No. of shares	Amount	comprehensive (loss) income	Accumulated deficit	shareholders’ deficit
Balance as of July 1, 2021 (As restated)	1,816,250	$2,755,000	$(3,666)	$(4,703,585)	$(1,952,251)

Unrealized holding gain on available-for-sales securities	-	-	6,507	-	6,507
Realized holding gain on available-for-sales securities	-	-	(1,509)	-	(1,509)
Net loss	-	-	-	(257,324)	(257,324)

Balance as of September 30, 2021	1,816,250	2,755,000	1,332	(4,960,909)	(2,204,577)

Unrealized holding gain on available-for-sales securities	-	-	7,268	-	7,268
Realized holding gain on available-for-sales securities	-	-	(4,782)	-	(4,782)
Net loss	-	-	-	(231,329)	(231,329)

Balance as of December 31, 2021	1,816,250	2,755,000	3,818	(5,192,238)	(2,433,420)

Unrealized holding gain on available-for-sales securities	-	-	8,013	-	8,013
Realized holding gain on available-for-sales securities	-	-	(3,818)	-	(3,818)
Accretion of carrying value to redemption value	-	-	-	(595,987)	(595,987)
Net loss	-	-	-	(403,424)	(403,424)

Balance as of March 31, 2022	1,816,250	$2,755,000	$8,013	$(6,191,649)	$(3,428,636)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDENBRIDGE ACQUISITION LIMITED-

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended March 31, 2023	Nine months ended March 31, 2022
Cash flows from operating activities
Net income (loss)	$828,391	$(892,077)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(808,255)	70,000
Interest income earned in cash and investments held in trust account	(788,252)	(10,157)

Change in operating assets and liabilities:
Decrease in prepayment	-	134,139
Increase in accrued liabilities and other payable	220,623	99,980
Net cash used in operating activities	(547,493)	(598,115)

Cash flows from investing activities
Proceeds of promissory notes deposited in trust account	(924,122)	-
Cash withdrawn from trust account to pay redeeming shareholders	41,596,418	-

Net cash provided by investing activities	40,672,296	-

Cash flows from financing activities
Advances from related parties	450,000	5,000
Proceeds of promissory notes	924,122	-
Redemption of ordinary share	(41,596,418)	-
Net cash (used in) provided by financing activities	(40,222,296)	5,000

NET CHANGE IN CASH	(97,493)	(593,115)

Cash, beginning of period	110,643	754,440

Cash, end of period	$13,150	$161,325

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$1,629,976	$595,987
Realized holding gains on available-for-sales securities	$337,192	$10,109

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

As of March 31, 2023, the Company had not commenced any operations. All activities through March 31, 2023 relate to the Company’s formation, completion of its initial public offering as described below, as well as negotiation and consummation of the proposed business combination with PubCo. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by June 4, 2023 or September 4, 2023 if the Company elect to extend the period of time to consummate a Business Combination. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 30, 2022.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

●	Cash and investments held in Trust Account

At March 31, 2023, the assets held in the Trust Account were held in cash.

At June 30, 2022, the assets held in the Trust Account were held in cash and US Treasury securities.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at March 31, 2023 and June 30, 2022, 1,745,613 and 5,750,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

At March 31, 2023 and June 30, 2022, the ordinary shares reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, June 30, 2021	$57,500,000
Less:
Redemptions	-
Plus:
Remeasurement of carrying value to redemption value	1,254,548
Ordinary shares, subject to possible redemption, June 30, 2022	$58,754,548

Less:
Redemptions	(41,596,418)
Plus:
Remeasurement of carrying value to redemption value	1,629,976

Ordinary shares, subject to possible redemption, March 31, 2023	$18,788,106

●	Fair Value of Financial Instruments

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2023 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

●	Net (loss) income per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net (loss) income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed (loss) income allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed (loss) income is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed (loss) income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net (loss) income per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(82,726)	$(403,424)
Accretion of carrying value to redemption value	(350,668)	(595,987)
	$(433,394)	$(999,411)

	For the Nine Months Ended March 31,
	2023	2022
Net income (loss)	$828,391	$(892,077)
Accretion of carrying value to redemption value	(1,629,976)	(595,987)
	(801,585)	(1,488,064)

	For the Three Months Ended March 31,
	2023		2022
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net (loss) income per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(212,400)	$(220,994)	$(759,506)	$(239,905)
Accretion of carrying value to redemption value	350,668	-	595,987
Allocation of net income (loss)	$138,268	$(220,994)	$(163,519)	$(239,905)
Denominators:
Weighted-average shares outstanding	1,745,613	1,816,250	5,750,000	1,816,250
Basic and diluted net income (loss) per share	$0.08	$(0.12)	$(0.03)	$(0.13)

	For the Nine Months Ended March 31,
	2023		2022
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net (loss) income per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(562,493)	$(239,092)	$(1,130,860)	$(357,204)
Accretion of carrying value to redemption value	1,629,976	-	595,987
Allocation of net income (loss)	$1,067,483	$(239,092)	$(534,873)	$(357,204)
Denominators:
Weighted-average shares outstanding	4,272,950	1,816,250	5,750,000	1,816,250
Basic and diluted net income (loss) per share	$0.25	$(0.13)	$(0.09)	$(0.20)

●	Convertible promissory notes

Pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share), on or prior to the date of the applicable deadline. Such notes would either be paid upon consummation of our initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. As of March 31, 2023 and June 30, 2022, the note payable balance of $1,499,122 and $575,000, respectively.

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2023, investment securities in the Company’s Trust Account consisted of $18,788,106 in cash. As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $58,753,500 in United States Treasury Bills and $1,048 in cash.   The Company classifies its United States Treasury securities as available-for-sale. No available-for-sale marketable securities are recorded on the accompanying March 31, 2023 balance sheet.   The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2023 and June 30, 2022 are as follows:

	Carrying Value as of March 31, 2023	Gross Unrealized Holding Gain	Fair Value as of March 31, 2023
	(unaudited)		(unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$-	$-	$-

	Carrying Value as of June 30, 2022	Gross Unrealized Holding Gain	Fair Value as of June 30, 2022
	(audited)		(audited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,671,102	$82,398	$58,753,500

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

On March 5, 2021, Maxim Group, LLC exercised their right to acquire option to purchase up to a total of 287,500 units (the “Unit Purchase Option”) at $11.50 per unit for $100. As of March 31, 2023 and December 31, 2022, the Unit Purchase Option has not been exercised.

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

Amounts due to related parties

On December 1, 2022, the Company applied for a loan of $500,000 from Golden Bridge Growth Limited, which is owned by Jining Li, a member of Company’s Board of Directors and to support the Company pay the necessary fees in order to complete its merger & acquisition. The loan is interest-free and would be repaid after completion of merger & acquisition. As of March 31, 2023 and June 30, 2022, the advance loan balance of $250,000 and $0, respectively.

On September 20, 2022, the Company applied for a loan of $500,000 from Oriental Holdings Limited, which is owned by Jining Li, a member of Company’s Board of Directors and to support the Company pay the necessary fees in order to complete its merger & acquisition. The loan is interest-free and would be repaid after completion of merger & acquisition. As of March 31, 2023 and June 30, 2022, the advance loan balance of $200,000 and $0, respectively.

As of March 31, 2023 and June 30, 2022, the balances due to Golden Bridge Capital Limited were $9,981 and $9,981, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

On May 22, 2022 and August 25, 2022, the Company issued an unsecured promissory note, in each an amount of $575,000, to SunCar, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 4, 2022. On November 21, 2022 and February 27, 2023, the Company issued an unsecured promissory note, in each an amount of $174,561, to SunCar, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until June 4, 2023. The Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Public Units at a price of $10.00 per unit. As of March 31, 2023 and June 30, 2022, the note payable balance of $1,499,122 and $575,000, respectively.

NOTE 8 – SHAREHOLDER’S DEFICIT

Ordinary shares

The Company is authorized to issue unlimited ordinary shares with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2023, there were 1,816,250 ordinary shares issued and outstanding (excluding 1,745,613 shares subject to redemption).

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of July 1, 2022	$82,398
Other comprehensive gain before reclassifications	254,794
Amounts reclassified from AOCI into interest income	(82,398)
Balance as of September 30, 2022	254,794
Other comprehensive gain before reclassifications	-
Amounts reclassified from AOCI into interest income	(254,794)
Balance as of December 31, 2022	-
Other comprehensive gain before reclassifications	-
Amounts reclassified from AOCI into interest income	-
Balance as of March 31, 2023	$-

Available-for-sale securities
Balance as of July 1, 2021	$(3,666)
Other comprehensive gain before reclassifications	6,507
Amounts reclassified from AOCI into interest income	(1,509)
Balance as of September 30, 2021	1,332
Other comprehensive gain before reclassifications	7,268
Amounts reclassified from AOCI into interest income	(4,782)
Balance as of December 31, 2021	3,818
Other comprehensive gain before reclassifications	8,013
Amounts reclassified from AOCI into interest income	(3,818)
Balance as of March 31, 2022	$8,013

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and June 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:
U.S. Treasury Securities held in Trust Account*	$-	$-	$-	$-

Liabilities:
Warrant liabilities	$31,745	$-	$-	$31,745

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
	(Audited)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,753,500	$58,753,500	$-	$-

Liabilities:
Warrant liabilities	$840,000	$-	$-	$840,000

*	included in cash and investments held in trust account on the Company’s condensed consolidated balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	March 31, 2023	June 30, 2022	March 4, 2021 (Initial measurement)
Input
Share price	$10.73	$10.14	$10.00
Risk-free interest rate	3.59%	3.01%	0.77%
Volatility	2.0%	58%	56%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of March 31, 2023 and June 30, 2022, the aggregate value of the Private Warrants was $31,745 and $840,000, respectively. The change in fair value from June 30, 2022 to March 31, 2023 was $808,255.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the March 31, 2023, but before these unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date was the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material subsequent events other than disclosed.

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

Recent Developments

On April 14, 2023, the Company convened its extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which holders of 3,059,941 ordinary shares of GBRG (the “Ordinary Shares”) were present in person or by proxy, representing 85.91% of the Ordinary Shares issued and outstanding and entitled to vote at the Extraordinary General Meeting as of March 24, 2023, the record date for the Extraordinary General Meeting, and constituting a quorum for the transaction of business. The proposals listed below are described in more detail in the definitive proxy of GBRG, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Proxy Statement”), which was first mailed by the Company to its shareholders on or about March 30, 2023. The shareholders approved the Reincorporation Merger Proposal, the Acquisition Proposal, the Nasdaq Proposal, the Pre-Merger Charter Amendment Proposal, and the PubCo Charter Proposal.

On February 27, 2023, Goldenbridge issued one unsecured promissory note in an amount of $174,561.30, to Auto Services Group Limited (“SunCar”), in exchange for SunCar depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The Note does not bear interest and mature upon closing of a business combination by the Company. In addition, the note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

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

For the nine months ended March 31, 2023, we had a net income of $828,391, which was comprised of change in the fair value of the warrant liability of $808,255 and interest income of $788,252 earned on the marketable securities held in Trust Account, partially offset by operating costs of $768,116.

For the nine months ended March 31, 2022, we had a net loss of $892,077, which was comprised of operating costs of $832,972 and a change in the fair value of the warrant liability of $70,000, partially offset by interest income of $10,895 earned on the marketable securities held in Trust Account.

For the three months ended March 31, 2023, we had a net loss of $82,726, which was comprised of operating costs of $257,088 and a change in the fair value of the warrant liability of $1,745, partially offset by interest income of 176,107 earned on the marketable securities held in Trust Account.

For the three months ended March 31, 2022, we had a net loss of $403,424, which was comprised of operating costs of $307,328 and a change in the fair value of the warrant liability of $100,000, partially offset by interest income of $3,904 earned on the marketable securities held in Trust Account.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and investments held in the Trust Account of $18,788,106. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

As of March 31, 2023, we had cash of $13,150 and marketable securities in the Trust Account of $18,788,106 (including $788,252 of interest income). We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2023, we did not withdraw any of interest income from the Trust Account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2023, we had cash of $13,150 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On February 27, 2023, Goldenbridge issued one unsecured promissory note in an amount of $174,561.30, to Auto Services Group Limited (“SunCar”), in exchange for SunCar depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The Note does not bear interest and mature upon closing of a business combination by the Company. In addition, the note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

If the Company does not complete a business combination by June 4, 2023 from the consummation of the Public Offering, it will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipates that the Company may not be able to consummate its initial business combination by June 4, 2023, the Company may, but is not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 30 months to complete a business combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC on the effective date of the Registration Statement, in order to extend the time available for the Company to consummate the initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $0.10 per share, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete the initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by June 4, 2023. These unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Deferred Underwriting Commission and Transaction Fee

Maxim Group LLC (“Maxim”) was engaged by Goldenbridge to act as its financial advisor in connection with a business combination with a special purpose acquisition company. For its services, Maxim has agreed to be paid entirely, other than customary expense reimbursement, in Goldenbridge Ordinary Shares, issued at the same per share price as issued as consideration in the Business Combination with SunCar, in an amount of such ordinary shares equal to 0.8% of the equity value of SunCar (the “Transaction Fee”). Assuming a per share price of $10 per share, such Transaction Fee payable upon consummation of the Business Combination would be approximately 640,000 PubCo Ordinary Shares (following exchange of such shares for Goldenbridge Ordinary Shares in the Business Combination). Other than piggyback rights to registration, Maxim’s shares would have the same rights as other holders of Goldenbridge Ordinary Shares in the Business Combination. Furthermore, under the terms of the underwriting agreement in connection with Goldenbridge’s IPO, Goldenbridge owes Maxim a deferred underwriting fee of $2,012,500 upon the completion of the Business Combination for its role as underwriter in the IPO (the “Deferred Underwriting Commission”). Maxim has rights to reimbursement of out-of-pocket expenses of to $5,000 in the aggregate, without prior approval of Goldenbridge, and such expenses upon invoice are payable only upon the successful closing of a business combination. On March 5, 2021, Maxim exercised its right to acquire an option to purchase up to a total of 287,500 units of Goldenbridge sold in its IPO (the “Unit Purchase Option”) for $100, provided that Maxim would be required to pay upon exercise of such option an exercise price of $11.50 per unit. As of March 31, 2023, the Unit Purchase Option has not been exercised by Maxim.

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

Net (Loss) Income Per Share

The Company calculates net (loss) income per share in accordance with ASC Topic 260, Earnings per Share. Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at March 31, 2023 and 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted (loss) income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 287,500 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted (loss) income per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $1,437,500 in underwriting discounts and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of initial business combination) and $399,694 for other costs and expenses related to our formation and the initial public offering.

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

GOLDENBRIDGE ACQUISITION LIMITED

Date: May 16, 2023		/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer